Form 10-Q
period 2000-09-30
VIASOURCE COMMUNICATIONS INC
filed 2000-11-14
CIK 1111789

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000,

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM __________________ TO __________________



                         COMMISSION FILE NUMBER: 0-31341
                         VIASOURCE COMMUNICATIONS, INC.
             (Exact name of Registrant as specified in its charter)
                                 ---------------

                 NEW JERSEY                                  22-2966853
      (STATE OR OTHER JURISDICTION OF                     (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)



                     200 EAST BROWARD BOULEVARD, SUITE 2100
                         FORT LAUDERDALE, FLORIDA 33301
                                  800-683-0253

          (Address, including zip code and telephone number, including area code, of Registrant's principal executive offices)

                                 ---------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ ] Yes [X] No

             The number of shares of common stock outstanding as of
                        November 6, 2000 was 45,146,536



================================================================================

                                TABLE OF CONTENTS


                                                                                               Page
                                                                                               ----
PART I  FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of January 1, 2000 and
September 30, 2000 (unaudited)                                                                   2

Consolidated Statements of Operations for the Three and Nine Months Ended
October 2, 1999 and September 30, 2000 (unaudited)                                               3

Consolidated Statements of Cash Flows for the Nine Months Ended
October 2, 1999 and September 30, 2000 (unaudited)                                               4

Notes to Consolidated Financial Statements (unaudited)                                           5

Item 2.  Management Discussion and Analysis of Financial Condition and Results
         of Operations                                                                          13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                             21


PART II  OTHER INFORMATION                                                                      22

Item 1.  Legal Proceedings                                                                      22

Item 2.  Changes in Securities and Use of Proceeds                                              22

Item 3.  Defaults Upon Senior Securities                                                        22

Item 4.  Submission of Matters to a Vote of Security Holders                                    22

Item 5.  Other Information                                                                      22

Item 6.  Exhibits and Reports on Form 8-K                                                       22

Signatures                                                                                      23



PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 VIASOURCE COMMUNICATIONS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS




                                                                                       January 1,           September 30,
                                                                                          2000                  2000
                                                                                      -------------         -------------
                                                                                                             (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents .................................................        $   6,257,290         $  18,776,635
  Restricted cash ...........................................................              550,000             1,345,861
  Accounts receivable, net ..................................................           15,097,378            35,045,670
  Supply inventory ..........................................................            1,064,554             5,579,390
  Prepaid expenses and other ................................................            1,875,541             6,572,976
                                                                                     -------------         -------------
          Total current assets ..............................................           24,844,763            67,320,532
                                                                                     -------------         -------------
PROPERTY AND EQUIPMENT, net .................................................            7,660,278            17,492,585
GOODWILL AND OTHER INTANGIBLES, net .........................................           32,617,953           153,197,262
OTHER ASSETS ................................................................            2,058,894             3,038,756
                                                                                     -------------         -------------
                                                                                     $  67,181,888         $ 241,049,135
                                                                                     =============         =============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt .........................................        $   1,249,764         $   1,406,250
  Accounts payable ..........................................................            2,658,910            16,198,393
  Accrued expenses ..........................................................            8,238,252            15,519,513
  Deferred revenue ..........................................................              748,468             9,974,168
                                                                                     -------------         -------------
          Total current liabilities .........................................           12,895,394            43,098,324
                                                                                     -------------         -------------
LONG-TERM DEBT ..............................................................           20,927,108            52,643,061
DEFERRED REVENUE ............................................................              705,139               706,658
DEFERRED TAX LIABILITY ......................................................              178,344               163,043
REDEEMABLE COMMON STOCK AND WARRANTS
  (Redemption value of $5,826,842 and $0
  at January 1, 2000 and September 30, 2000) ................................            5,826,842                     0
                                                                                     -------------         -------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Preferred stock, no par value, 15,000,000 shares authorized, no shares issued and outstanding
   Common stock, no par value, 115,000,000 shares authorized,
   29,617,924 and 45,475,869 shares issued
   and 27,264,983 and 42,431,895 outstanding ................................           31,479,212           165,054,442
   Common stock purchase warrants ...........................................              250,000                     0
   Deferred compensation ....................................................           (3,278,153)             (942,919)
   Accumulated other comprehensive income ...................................              160,905               (11,337)
   Retained earnings (accumulated deficit) ..................................            2,037,097           (15,662,137)
   Treasury stock, 2,352,941 and 3,043,974 shares at cost ...................           (4,000,000)           (4,000,000)
                                                                                     -------------         -------------
          Total shareholders' equity ........................................           26,649,061           144,438,049
                                                                                     -------------         -------------
                                                                                     $  67,181,888         $ 241,049,135
                                                                                     =============         =============



  The accompanying notes are an integral part of these statements.

                 VIASOURCE COMMUNICATIONS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                               Three Months Ended                          Nine Months Ended
                                      -----------------------------------         -----------------------------------
                                        October 2,          September 30,           October 2,          September 30,
                                           1999                  2000                 1999                  2000
                                      -------------         -------------         -------------         -------------
REVENUES .....................        $  19,504,476         $  61,335,514         $  36,889,179         $ 135,725,761
                                      -------------         -------------         -------------         -------------
OPERATING EXPENSES:
  Cost of revenues ...........           15,617,721            54,639,798            29,388,253           120,631,764
  Selling, general and
    administrative ...........            2,391,253             8,688,396             4,056,628            17,890,057
  Depreciation and
    amortization .............              814,080             5,159,297             1,482,462             9,189,054
  Special compensation
   charges* ..................                    0               146,655               315,000             2,160,519
  Recapitalization costs .....               85,314                     0             1,108,314                     0
                                      -------------         -------------         -------------         -------------
  Total operating expenses ...           18,908,368            68,634,146            36,350,657           149,871,394
                                      -------------         -------------         -------------         -------------
 Income (loss) from operations              596,108            (7,298,632)              538,522           (14,145,633)
                                      -------------         -------------         -------------         -------------
INTEREST INCOME ..............               19,788               211,502                19,788               259,297
INTEREST EXPENSE .............              606,749             1,898,295               684,783             3,712,537
                                      -------------         -------------         -------------         -------------
 Income (loss) before income
   taxes .....................                9,147            (8,985,425)             (126,473)          (17,598,873)
INCOME TAX PROVISION .........              121,953               100,361               582,344               100,361
                                      -------------         -------------         -------------         -------------
NET LOSS .....................        $    (112,806)        $  (9,085,786)        $    (708,817)        $ (17,699,234)
                                      =============         =============         =============         =============
 Basis and Diluted net loss
  per shares .................        $       (0.01)        $       (0.25)        $       (0.04)        $       (0.57)
                                      =============         =============         =============         =============




-------------

* Special compensation charges consist of $0 and $0, $4,348 and $142,307, $0 and $315,000, and $64,055 and $2,096,464 of cost of revenues and selling, general and administrative expenses for the three and nine months ended October 2, 1999 and September 30, 2000, respectively.


        The accompanying notes are an integral part of these statements.

                 VIASOURCE COMMUNICATIONS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                               For the Nine Months Ended
                                                            ---------------------------------
                                                             October 2,          September 30,
                                                                1999                 2000
                                                            ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .........................................        $   (708,817)        $(17,699,234)
  Adjustments to reconcile net loss to net
    cash provided by (used in) operating activities:
    Depreciation and amortization ..................           1,482,462            9,189,054
    Amortization of deferred compensation ..........                   0            1,868,309
    Amortization of debt issuance costs ............             308,903              310,940
    Provision for deferred taxes (benefit) .........            (434,281)          (4,103,461)
    Stock compensation expense .....................             315,000              292,210
    Changes in operating assets and liabilities, net
         of affect of business acquisitions:
      Accounts receivable ..........................          (4,361,911)          (6,210,361)
      Supply inventory .............................            (149,121)          (2,078,477)
      Prepaid expenses and other ...................             498,118             (112,042)
      Accounts payable .............................           2,405,685             (774,839)
      Accrued expenses and deferred revenue ........           1,294,606            7,858,228
                                                            ------------         ------------
            Net cash provided by (used in) operating
              activities ...........................             650,644          (11,458,673)
                                                            ------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment ..............          (1,532,889)          (7,378,247)
  Business acquisitions, net of cash acquired ......          (9,257,592)          (1,576,236)
                                                            ------------         ------------
            Net cash used in investing activities ..         (10,790,481)          (8,954,483)
                                                            ------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt .....................          22,697,930           13,973,308
  Repayments on long-term debt .....................          (6,297,484)         (15,758,951)
  Increase in restricted cash ......................            (550,000)            (795,861)
  Purchase of treasury stock........................          (4,007,057)                   0
  Proceeds from sale of common stock, net ..........           4,907,507           35,489,305
  Proceeds from exercise of stock options ..........                   0               24,700
                                                            ------------         ------------

            Net cash provided by  financing
              activities ...........................          16,750,896           32,932,501
                                                            ------------         ------------
NET INCREASE  IN CASH AND CASH
  EQUIVALENTS ......................................           6,611,059           12,519,345
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .....             877,029            6,257,290
                                                            ------------         ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD ...........        $  7,488,088         $ 18,776,635
                                                            ============         ============



        The accompanying notes are an integral part of these statements.

                 VIASOURCE COMMUNICATIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (INFORMATION AS OF SEPTEMBER 30, 2000 AND FOR THE THREE AND NINE MONTHS ENDED
              OCTOBER 2, 1999 AND SEPTEMBER 30, 2000 IS UNAUDITED)

1. BACKGROUND

    Viasource Communications, Inc. and its subsidiaries ("Viasource" or the "Company") is a nationwide enabler of broadband technologies to residential and commercial consumers. As a technology-neutral enabler, the Company offers comprehensive network integration services to providers in the cable, telecommunications, satellite and wireless industries. Viasource provides installation, integration, fulfillment, and long-term maintenance and support services for broadband video, voice and data technologies.

    On June 14, 1999, the Company effected a recapitalization whereby Crest Communication Partners L.P. ("Crest") and two other financial investors acquired 6,470,588 shares of common stock for $11 million directly from the then Company's shareholders on a pro rata basis. Crest then provided the Company $5 million of bridge equity financing which was convertible into 2,941,176 shares of common stock and bore interest at a rate of 10%. The proceeds from the bridge equity financing were used by the Company to redeem 2,352,941 shares of common stock for a purchase price of $4 million from the shareholders on a pro rata basis with the remaining $1 million of proceeds used as working capital. In connection with the bridge equity financing, Crest received a warrant to purchase 147,059 shares of common stock at $.02 per share. The $5 million bridge equity financing was repaid on September 7, 1999 when the Company sold 2,941,176 shares of common stock at $1.70 per share to three new financial investors. Upon completion of the recapitalization transaction described above, including taking into consideration the shares and warrants used in the bridge equity financing, the new investor group held 76.5% of the voting equity and the remaining 23.5% of common stock was retained by the pre-recapitalization Company shareholders. The Company incurred $1.1 million of recapitalization costs, which were charged to the Consolidated Statement of Operations during 1999. In July 1999, the Company changed its name from The RTK Group, Inc. to Viasource Communications, Inc.

    The Company has grown through a number of acquisitions and has a limited history of operating as a combined company. In fiscal 1999, the Company acquired two businesses and in the second quarter of fiscal 2000 the Company acquired four businesses. All these businesses had been operating independently and the Company may not be able to integrate or successfully manage the combined companies. In addition, the Company is dependent on a significant portion of its revenues from a limited number of customers. In fiscal 1999 and the first three quarters of fiscal 2000, the Company incurred losses and experienced negative cash flows for fiscal 1999 and for the first half of fiscal 2000. The second quarter acquisitions resulted in the Company incurring additional debt and will require additional cash to fund operations. In May and July 2000, the Company executed an amendment and received a waiver, to its Term Note and Revolving Credit Facilities. In addition, in August 2000, the Company renegotiated the terms of these facilities

    On August 18, 2000, the Company completed its initial public offering in which it sold 5,000,000 shares of common stock for $8.00 a share for gross proceeds of $40 million. In September 2000, the underwriters exercised an over allotment option to sell 750,000 shares for $8.00 a share for gross proceeds of $6 million. The Company received $3 million of proceeds from the over allotment and a selling shareholder received the remaining proceeds. The costs associated with the initial public offering were $7.5 million. The proceeds from the offering were used for general corporate purposes, and the repayment of the following indebtedness:

    o $4.8 million of notes the Company issued to shareholders in the acquisitions of Telecrafter and D.S. Cable,

    o $5.1 million of other indebtedness assumed in the acquisition of TeleCore, and

    o   $1.5 million of other indebtedness.

       The Company has approximately $21.8 million of notes outstanding, which were issued, to shareholders in the Company's acquisition of TeleCore, Excalibur and Service Cable. These notes bear interest at 9% and are payable in the fourth quarter of fiscal 2001.

2. SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION

    The accompanying financial statements include the accounts of Viasource Communications, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

    FISCAL YEAR

    The Company operates on a 52/53 week fiscal year ending on the last Saturday nearest December 31.

    INTERIM FINANCIAL STATEMENTS

    The financial statements as of September 30, 2000 and for the three and nine months ended October 2, 1999 and September 30, 2000 are unaudited and, in the opinion of management of the Company, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for those interim periods. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

    USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    REVENUE RECOGNITION

    Revenues are generally recognized as services are performed. One of the Company's satellite installation customers, beginning in 1999, paid the Company a portion of its fees subject to a chargeback. The Company has not accumulated sufficient client specific historical data to date to reliably estimate the amount of potential chargebacks. Accordingly, as required under the Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No. 101 -- Revenue Recognition in Financial Statements, the Company records these amounts subject to chargeback as deferred revenue and records revenue as the right of chargeback expires. To date, the amount of chargebacks has been $326,100.

    CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At January 1, 2000 and September 30, 2000, cash and cash equivalents include cash on hand, cash in the bank, money market accounts and various government bonds with seven-day reset features.

    NET INCOME (LOSS) PER SHARE

    The Company has presented basic and diluted net loss per share pursuant to SFAS No. 128, "EARNINGS PER SHARE". Basic net loss per share has been computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share includes the effect, if any, from the potential exercise or conversion of securities, such as stock options, which would result in the issuance of shares of common stock to the extent they are dilutive.

    Pro forma basic and diluted net loss per share, as presented in the accompanying consolidated statements of operations, has been computed for the three and nine months ended October 2, 1999 and September 30, 2000. Pro forma diluted net loss per share is the same as basic net loss per share for the three and nine months ended October 2, 1999 and September 30, 2000 as no additional shares for the potential dilution from the exercise of common stock options are included since the result is anti-dilutive due to the Company's pro forma losses.

    The following table presents the calculation of basic and diluted net loss per share and pro forma basic and diluted net loss per share (unaudited):


                                             Three Months Ended                        Nine Months Ended
                                    ----------------------------------        ---------------------------------
                                      October 2,         September 30,         October 2,         September 30,
                                        1999                 2000                 1999                2000
                                    ------------         ------------         ------------         ------------
Net loss ...................        $   (112,806)        $ (9,085,786)        $   (708,817)        $(17,699,234)
                                    ============         ============         ============         ============
Basic and diluted:
  Weighted-average shares
     used in computing basic
     and diluted net
     loss per share ........          20,109,143           37,290,568           19,514,132           30,927,365
                                    ============         ============         ============         ============
Basic and diluted net
  loss) per share ..........        $      (0.01)        $      (0.24)        $      (0.04)        $      (0.57)
                                    ============         ============         ============         ============
Pro forma:
Shares used above ..........          20,109,143           37,290,568           19,514,132           30,927,365
                                    ------------         ------------         ------------         ------------
Pro forma adjustment for
  shares issued to owners  of
  1999 Acquisitions and 2000          14,320,599                    0           20,949,456            6,031,297
Acquisitions
  Pro forma adjustment to
     reflect the
     weighted-average effect
     of assumed conversion
     of warrants ...........           1,017,586              536,755            1,017,586              857,316
                                    ------------         ------------         ------------         ------------
Shares used in computing pro
  forma basic and diluted
  net loss per share .......          35,447,328           37,827,323           41,471,174           37,815,978
                                    ============         ============         ============         ============
Pro forma basic and diluted
  net loss per share .......        $      (0.09)        $      (0.25)        $      (0.26)        $      (1.07)
                                    ============         ============         ============         ============


STOCK SPLIT

    On August 14, 2000, the Company affected a 0.588-for-1 reverse stock split of each outstanding share of common and preferred stock. All share, stock option and warrant data have been restated to reflect the reverse stock split.

3. ACQUISITIONS

    On July 23, 1999, the Company acquired Communication Resources Incorporated ("CRI") whereby the outstanding shares of CRI common stock were exchanged for 10,283,658 shares of Viasource common stock valued at $17.5 million or $1.70 per share and 1,951,929 shares of Viasource common stock valued at $4.3 million, subject to a put agreement. Commencing on the closing date of the acquisition transaction, the $1.70 per share fair value estimate was based on the June 14, 1999 Viasource recapitalization, whereby the pre-recapitalization shareholders received $1.70 per share for shares sold on that date and the price paid by the new investors in September 1999. In addition, the outstanding CRI options to purchase shares of CRI common stock were exchanged for options to purchase 149,156 shares of Viasource common stock valued at $147,696. Transaction costs related to this merger amounted to $246,236. The acquisition was accounted for as a purchase. An allocation of the purchase price resulted in $18.7 million of excess purchase price over the estimated fair value of the net tangible assets acquired of $3.6 million. A preliminary analysis resulted in the excess purchase price being assigned to intangible assets consisting of $1 million for agreements not-to-compete, $1.5 million for tradenames, $570,000 for trained workforce, $12.1 million for customer relationships and $3.5 million for goodwill. Intangible assets are amortized on a straight-line basis over their estimated useful lives of 3 to 4 years for agreements not-to-compete, 20 years for tradenames, 7.5 years for trained workforce, 20 years for customer relationships and 20 years for goodwill.

    The Company and one of the CRI selling shareholders entered into a put agreement, whereby the selling shareholder had the right to put back to the Company and one of the other CRI selling shareholders 1,951,929 shares of common stock at $2.23 per share. The put option and the underlying shares have been classified as redeemable common stock in the accompanying consolidated balance sheets as of January 1, 2000.

    On January 3, 2000, the selling shareholder put to the Company 691,033 shares of common stock in accordance with the July 23, 1999 put agreement at $2.23 per share. In consideration for these shares, the Company issued a $1.5 million Secured Subordinated Promissory Note which was repaid upon the initial public offering. The Company accounted for the share repurchase as an increase to treasury stock outstanding in the first quarter of fiscal 2000. In addition, on January 3, 2000, the selling shareholder put to the existing shareholder 1,260,896 shares of common stock in accordance with the July 23, 1999 put agreement at $2.23 per share. Since the put right on these shares is now terminated, the value of these shares were reclassified from redeemable common stock to common stock in the first quarter of fiscal 2000.

    In connection with the CRI acquisition, the Company assumed an earn-out contingency, which was resolved in August 2000 and resulted in the issuance of an additional 66,294 shares of common stock valued at $9.00 for $596,646.

    On September 7, 1999, the Company acquired substantially all of the assets (and assumed substantially all of the liabilities) of Nassau Communications, Inc. d/b/a Telecrafter Services Corporation ("Telecrafter") for $18.2 million, including transaction costs. The purchase price consisted of $10.5 million in cash, $3.0 million in seller notes and 2,647,059 shares of common stock valued at $1.70 per share, or $4.5 million. The $1.70 per share value was based on the price paid by the new investors in September 1999. Based on a preliminary allocation of the purchase price, the application of the purchase method of accounting resulted in $14.6 million of excess purchase price over the estimated fair value of the net tangible assets acquired of $3.9 million. An analysis resulted in the excess purchase price being assigned to intangible assets consisting of $1.2 million for the agreement not-to-compete, $1.1 million for tradenames, $470,000 for trained workforce, $10.5 million for customer relationships and $1.3 million for goodwill. Intangible assets are amortized on a straight-line basis over their estimated useful lives of 5 years for the agreement not-to-compete, 20 years for tradenames, 7.5 years for trained workforce, 20 years for customer relationships and 20 years for goodwill.

    On April 18, 2000, the Company acquired substantially all of the assets (and assumed substantially all of the liabilities) of D.S. Cable TV Contractors, Inc. ("D.S. Cable") for approximately $5.9 million, including transaction costs. The purchase price consisted of $1.5 million in cash, $750,000 in seller notes, and 387,735 shares of common stock valued at $9.00 per share or $3.5 million and transaction costs. Based on a preliminary allocation of the purchase price, the application of the purchase method of accounting resulted in $5.0 million of excess purchase price over the estimated fair value of the net tangible assets acquired of $871,490. A preliminary analysis resulted in the excess purchase price being assigned to intangible assets consisting of $320,000 for the agreement not-to-compete, $470,000 for tradenames, $300,000 for trained workforce, $3.4 million for customer relationships and $544,897 for goodwill. Intangible assets are amortized on a straight-line basis over their estimated useful lives of 6 years for the agreement not-to-compete, 20 years for tradenames, 7.5 years for trained workforce, 20 years for customer relationships and 20 years for goodwill.

    On May 4, 2000, the Company acquired substantially all of the assets (and assumed substantially all of the liabilities) of Service Cable Electric, Inc. and Service Cable Corporation ("Service Cable") for approximately $6.2 million, including transaction costs. The purchase price consisted of $980,000 in cash, $2.0 million in seller notes, 329,412 shares of common stock valued at $9.00 per share, or 2,964,708, options to purchase common stock with a fair value of $189,374 and transaction costs. Based on a preliminary allocation of the purchase price, the application of the purchase method of accounting resulted in $6 million of excess purchase price over the estimated fair value of the net tangible assets acquired of $177,852. A preliminary analysis resulted in the excess purchase price being assigned to intangible assets consisting of $310,000 for the agreement not-to-compete, $450,000 for tradenames, $500,000 for trained workforce, $4.1 million for customer relationships and $676,044 for goodwill. Intangible assets are amortized on a straight-line basis over their estimated useful lives of 6 years for the agreement not-to-compete, 20 years for tradenames, 7.5 years for trained workforce, 20 years for customer relationships and 20 years for goodwill.

    On June 1, 2000, the Company acquired all of the outstanding stock of Excalibur Cable Communications, Ltd. ("Excalibur") for approximately $25.4 million (subject to certain post-closing adjustments), including transaction costs. The purchase price consisted of $4 million in cash, $4 million in seller notes and 1,882,353 shares of common stock valued at $9.00 per share or, $16.9 million plus transaction costs. Based on a preliminary allocation of the purchase price, the application of the purchase method of accounting resulted in approximately $22.5 million of excess purchase price over the estimated fair value of the net tangible assets acquired of $3.6 million. A preliminary analysis resulted in the excess purchase price being assigned to intangible assets consisting of $1.2 million for the agreement not-to-compete, $1.6 million for tradenames, $1.3 million for trained workforce, $16.3 million for customer relationships and $1.4 million for goodwill. Intangible assets are amortized on a straight-line basis over their estimated useful lives of 3 to 6 years for the agreement not-to-compete, 20 years for tradenames, 7.5 years for trained workforce, 20 years for customer relationships and 20 years for goodwill.

    On June 1, 2000, the Company acquired all of the outstanding stock of TeleCore, Inc. ("TeleCore") for approximately $86.8 million, including transaction costs. The purchase price consisted of $16.9 million in seller notes, 6,785,024 shares of common and preferred stock valued at $9.00 per share, or $61.1 million, options to purchase common stock valued at $8.5 million, plus transaction costs. Based on a preliminary allocation of the purchase price, the application of the purchase method of accounting resulted in approximately $92.1 million of excess purchase price over the estimated fair value of the net deficit acquired of $5.4 million. A preliminary analysis resulted in the excess purchase price being assigned to intangible assets consisting of $16.5 for the agreements not-to-compete, $4 million for tradenames, $3.4 million for trained workforce, $48 million for customer relationships and $20 million for goodwill. Intangible assets are amortized on a straight-line basis over their estimated useful lives of 6 years for the agreements not-to-compete, 10 years for tradenames, 7.5 years for trained workforce, 10 years for customer relationships and 10 years for goodwill.

    The following pro forma summary combines the consolidated results of operations of Viasource, CRI, Telecrafter, D.S. Cable, Service Cable, Excalibur and TeleCore as if the transactions had occurred as of the beginning of the year presented after giving effect to certain adjustments including amortization of the purchase price in excess of the net tangible assets acquired and interest expense. This pro forma summary is not necessarily indicative of the results of operations that would have occurred if Viasource, CRI, Telecrafter, D.S. Cable, Service Cable, Excalibur and TeleCore had been combined during such periods. Moreover, the pro forma summary is not intended to be indicative of the results of operations to be attained in the future (unaudited).


                                     Three Months Ended                        Nine Months Ended
                             ----------------------------------       -----------------------------------
                               October 2,         September 30,         October 2,          September 30,
                                  1999                2000                1999                  2000
                             ------------         -----------         -------------         -------------
Revenue .............        $ 35,570,404         $61,335,514         $  93,870,457         $ 170,535,309
                             ============         ===========         =============         =============
Operating loss ......        $ (1,495,397)        $(7,298,632)        $  (6,824,577)        $ (34,760,707)
                             ============         ===========         =============         =============
Net loss ............        $ (3,335,590)        $(9,085,786)        $ (10,801,074)        $ (40,597,986)
                             ============         ===========         =============         =============
Basic and diluted net
  loss per share ....        $       (.09)        $     (0.25)        $       (0.26)        $       (1.07)
                             ============         ===========         =============         =============



4. SUPPLEMENTAL CASH FLOW INFORMATION

    For the nine months ended October 2, 1999 and September 30, 2000, the Company made interest payments of $230,005 and $3.1 million, respectively, and paid income taxes of $274,534 and $162,537, respectively.

    The following table displays the net non-cash assets that were acquired during the nine months ended October 2, 1999, as a result of the business acquisitions, described elsewhere within:


                                                        CRI               Telecrafter            Total
                                                    ------------         ------------         ------------
Non-cash assets (liabilities):
  Current assets ...........................        $  4,013,025         $  3,689,141         $  7,702,166
  Property and equipment ...................           1,541,039              299,503            1,840,542
  Other assets .............................             597,339               20,812              618,151
  Goodwill and other intangibles ...........          18,669,966           14,608,065           33,278,031
  Current liabilities ......................          (1,412,720)          (2,523,542)          (3,936,262)
  Debt .....................................            (674,754)             (93,422)            (768,176)
                                                    ------------         ------------         ------------

  Net noncash assets acquired ..............          22,733,895           16,000,557           38,734,452
  Less: Common stock issued ................         (17,482,218)          (4,500,000)         (21,982,218)
        Put option issued ..................          (4,346,946)                  --           (4,346,946)
        Options issued .....................            (147,696)                  --             (147,696)
        Notes payable to sellers of business                  --           (3,000,000)          (3,000,000)
                                                    ------------         ------------         ------------
  Cash paid for business acquisitions, net .        $    757,035         $  8,500,557         $  9,257,592
                                                    ============         ============         ============




    The following table displays the net non-cash assets that were acquired during the nine months ended September 30, 2000, as a result of the business acquisitions, described elsewhere within:


                                                           Service
                                         DS Cable           Cable          Excalibur          Telecore           Total
                                      -------------     -------------     -------------     -------------     -------------
Non-cash assets (liabilities):
  Current assets .................    $     424,441     $   1,452,859     $   9,989,932     $   5,938,622     $  17,805,854
  Property and equipment .........          404,466           118,313         1,711,009         3,280,233         5,514,021
  Other assets ...................           58,324                --           156,101           215,313           429,738
  Goodwill and other intangibles .        5,035,581         6,010,134        22,501,765        92,234,728       125,782,208
  Current liabilities ............         (462,384)       (1,505,591)      (13,435,938)       (7,559,792)      (22,963,705)
  Debt ...........................                0                 0          (764,410)       (7,548,259)       (8,312,669)
                                      -------------     -------------     -------------     -------------     -------------
  Net noncash assets acquired ....        5,460,428         6,075,715        20,158,459        86,560,845       118,255,447
  Less: Common and preferred stock
    issued .......................       (3,489,615)       (2,964,708)      (16,941,177)      (61,065,216)      (84,460,716)
        Options issued ...........                0          (189,374)                0        (8,452,640)       (8,642,014)
        Notes payable to sellers
         of business .............         (750,000)       (1,960,000)       (4,000,000)      (16,866,481)      (23,576,481)
                                      -------------     -------------     -------------     -------------     -------------
  Cash paid for business
    acquisitions, net ............    $   1,220,813     $     961,633     $    (782,718)    $     176,508     $   1,576,236
                                      =============     =============     =============     =============     =============


5. LONG TERM DEBT


                                                                                     January 1, 2000    September 30, 2000
                                                                                     ---------------    ------------------
Revolving line of credit up to $25,000,000 due on September 7, 2004 bearing interest at prime plus 2.25% or LIBOR plus 3.5% payable
quarterly through September 7, 2004.  At September 30, 2000 the
interest rate was 9.38% .......................................................        $          0         $ 16,531,006
Term note with bank, principal payable in quarterly installments of $468,750 commencing on December 31, 2000, increasing to $937,500 on December 31, 2001 and increasing to $1,406,250 on December 31, 2003; bearing interest at prime plus 3.75% or LIBOR plus 5.00% payable quarterly, through
   September 7, 2004, when all remaining principal and interest is due and payable. At January 1,  2000 and September 30, 2000, the interest rate was
   10.96% and 9.38% ...........................................................          15,000,000           15,000,000
Subordinated note payable to stockholders, with variable principal
   payments through December 2001 .............................................           3,000,000           21,796,607
Term notes with variable principal payments over a term of 36 to 48
   months plus interest ranging from 7.50% to 8.50% ...........................             868,205                    0
Equipment line of credit up to $2,000,000 due on March 31, 2000, plus interest at the bank's prime rate less 1/2 of one percent (8.00% at
   January 1, 2000) ...........................................................           1,595,000                    0
Revolving line of credit up to $1,500,000 due on March 31, 2000, plus interest at the bank's prime rate less 1/2 of one percent (8.00% at
   January 1, 2000) ...........................................................           1,000,000                    0
Three-year term note with 36 equal monthly principal payments plus interest at the bank's prime rate plus 1/2 of one percent ( 9.00% at
  January 1, 2000, respectively) ..............................................             204,167                    0
Three-year term note with 36 equal monthly principal payments plus interest at the bank's prime rate less 1/2 of one percent (8.00% and
   9.00% of January 1, 2000 and September 30, 2000, respectively) .............             173,333                    0
Capital lease obligations .....................................................             336,167              721,698
                                                                                       ------------         ------------
                                                                                         22,176,872           54,049,311
Less-- Current maturities .....................................................          (1,249,764)          (1,406,250)
                                                                                       ------------         ------------
                                                                                       $ 20,927,108         $ 52,643,061
                                                                                       ============         ============



    In March 2000, the Company entered into a new additional $15 million Revolving Credit Facility (the "Revolver"), which matures on September 7, 2004 with the same lender as the $15 million Credit Agreement relating to the acquisition of Telecrafter ("Term Note"). The Revolver provides for a $12 million working capital facility and a sub-facility of up to $3 million for letters of credit. The Revolver bears interest, at the Company's option, at prime plus 2.25% or LIBOR plus 3.50% and requires an annual commitment fee of 0.50% on the unused portion of the Revolver. The Revolver contains the same financial and non-financial covenants as the Term Note. Together the Term Note and Revolver are refered to as the "Term Note and Revolving Credit Facility". On May 31, 2000, the Company executed an amendment to the Term Note and Revolving Credit Facility, which changed its financial covenants. In July 2000, the lender waived compliance with certain covenants for the second quarter of 2000 and revised the covenants prospectively. As of September 30, 2000 the Company is in compliance with the revised covenants. On August 15, 2000, the Company entered into an amendment on the revolver to increase the available borrowing capacity to $25 million including the sub-facility of up to $3 million for letters of credit. The initial borrowings on the Revolver were used to repay the certain borrowings classified as the Bank Facility, as well as a portion of the Term Note. As of September 30, 2000, the outstanding balance on the Revolver was $16.5 million.

6. WARRANTS

    On June 14, 1999, the Company granted warrants to purchase 147,059 shares of the Company's common stock at $.02 per share in connection with a $5 million bridge financing. These warrants were valued at their estimated fair value of $250,000 and recorded as debt issue cost. The fair value of $1.70 per share of the underlying common stock equaled the $1.70 per share price paid to redeem the Viasource shareholders in June 1999 and the price paid by the new investors in September 1999. In connection with the repayment of the bridge financing on September 7, 1999, the remaining unamortized debt issue costs were recorded as interest expense. These warrants were converted into common stock upon completion of the initial public offering.

    On September 7, 1999, the Company granted warrants to purchase 870,538 shares of common stock at $ .02 per share in connection with sale of Common stock and the $15 million Term Note. These warrants were valued at their estimated fair value of $1.5 million using the Black-Scholes pricing model with the following assumptions: dividend yield of zero, risk free interest rate of 6.0%, volatility factor of the expected market price of the Company's common stock of 70% and the contractual term of the warrants of ten years. These warrants were converted into common stock upon the completion of the initial public offering.

7. SUBSEQUENT EVENTS

    In November 2000, the Company announced that they have signed a letter of intent with DIRECTV that extends the term of its current agreement to five years and otherwise proposes to expand the existing relationship between the Company and DIRECTV.

8. SEGMENTS

    The Company follows SFAS No. 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION." The Company classifies its operations into four segments: Cable Services, Telephony and Internet, Satellite and Wireless Services and Premise Networking Services. The operating segments are managed separately because each operating segment represents a strategic business unit that offers different services. The business segments are described in further detail below:

    The Cable Segment provides traditional and advanced cable installation, disconnects, equipment recovery, collection and system audit services.

    The Telephony and Internet Segment includes installation and maintenance of DSL services, cable telephony and high-speed data services and other broadband services, as well as traditional telephony services for commercial and residential consumers.

    The Satellite and Wireless Segment includes installation, equipment conversion and maintenance services of direct broadcast satellite and other wireless technologies.

    The Premise Networking Segment includes installation and maintenance of local area and wide area networking services and other communication systems for commercial and residential consumers and staffing services provided to various providers.

    Corporate operations include senior management activities, professional services and headquarters' facility and support and employee benefit costs.

    Business segment information (unaudited) is as follows (in thousands):


                                       Three Months Ended                 Nine Months Ended
                                ------------------------------      -------------------------------
                                October 2,       September 30,      October 2,        September 30,
                                   1999              2000             1999              2000
                                ---------        -------------      ---------        -------------
REVENUES ...............
  Cable ................        $  14,669         $  24,349         $  27,069         $  64,962
  Telephony and Internet            2,427            14,252             5,172            29,353
  Satellite and Wireless            2,244            18,294             4,306            35,297
  Premise Networking ...              164             4,441               342             6,114
                                ---------         ---------         ---------         ---------
                                $  19,504         $  61,336         $  36,889         $ 135,726
                                =========         =========         =========         =========
OPERATING INCOME (LOSS)
  Cable ................        $     648         $     622         $   2,009         $   2,557
  Telephony and Internet              399            (4,334)            1,236            (4,054)
  Satellite and Wireless              (67)           (2,785)             (208)           (6,556)
  Premise Networking ...                1              (739)                3              (464)
  Corporate Expense (1)              (385)              (62)           (2,501)           (5,629)
                                ---------         ---------         ---------         ---------
                                $     596         $  (7,298)        $     539         $ (14,146)
                                =========         =========         =========         =========


(1) Includes recapitalization costs of $85,314 for the three months ended October 2, 1999 and $146,655 for special compensation charges for the three months ended September 30, 2000, special compensation charges of $315,000 and recapitalization costs of $1.1 million for the nine months ended October 2, 1999 and special compensation charges of $2.2 million for the nine months ended September 30, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    SOME OF THE STATEMENTS IN THIS REPORT, INCLUDING STATEMENTS REGARDING VIASOURCE'S BUSINESS STRATEGY AND EXPECTATIONS, PLANS FOR GROWTH AND BUSINESS RELATIONSHIPS, ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES, WHICH COULD CAUSE VIASOURCE'S ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED IN SUCH STATEMENTS. FACTORS THAT COULD CAUSE SUCH RESULTS TO DIFFER INCLUDE VIASOURCE'S LIMITED OPERATING HISTORY, COMPETITIVE PRICING PRESSURES IN VIASOURCE'S INDUSTRY, PROVISIONS IN VIASOURCE'S AGREEMENTS WITH CLIENTS THAT PERMIT CANCELLATION ON SHORT NOTICE AND OTHER FACTORS DISCUSSED IN VIASOURCE'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION ("SEC"), INCLUDING THE "RISK FACTORS" SECTION OF VIASOURCE'S FINAL PROSPECTUS DATED AUGUST 18, 2000. VIASOURCE DOES NOT ASSUME ANY OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS.

OVERVIEW

    We derive revenues from providing installation, integration, fulfillment, and long-term maintenance and support services to broadband service providers on both a residential and commercial basis and also design, install and maintain LANs/WANs and other network applications on a commercial and residential basis.

    Each of our target market segments is experiencing rapid growth and changes in technology. To capitalize on these opportunities, broadband service providers are making significant investments to build and upgrade its networks to enable them to rapidly deploy advanced technologies such as high-speed Internet access, digital video and telephony to consumers. These providers are implementing these strategies in order to maximize its revenue per end-user and return on investments and maintain or gain competitive advantages.

    We operate in four reportable segments:

    o CABLE, which includes traditional and advanced cable installation, disconnect, equipment recovery, account collection and system audit services,

    o TELEPHONY AND INTERNET, which includes installation and maintenance of digital subscriber line, or DSL, services, cable telephony and high-speed data services and other broadband services, as well as traditional telephony services for commercial and residential consumers,

    o SATELLITE AND WIRELESS, which includes installation, equipment conversion and maintenance services for direct broadcast satellite, or DBS, and other wireless technologies, and

    o PREMISE NETWORKING AND OTHER, which includes design, installation and maintenance of LANs/WANs and other network applications for commercial and residential consumers and staffing services provided to various providers.

    We provide services to our clients pursuant to service contracts, most of which permit cancellation on short notice. Under the terms of such contracts, the client can typically terminate the contract with 30 to 90 days prior written notice. Historically, these service contracts have been awarded through a competitive bidding process, but recently it has experienced trends toward securing such contracts by negotiations. These service contracts provide for payment based on the installations or other services we provide. Revenues are generally recognized as services are performed. Since June 1999, a portion of revenues derived from the provision of certain services to DIRECTV, to convert PRIMESTAR customers to DIRECTV's technology platform, has been subject to potential chargebacks. To date, the amount of the chargebacks has not been significant. We have not accumulated sufficient client specific historical data to date to reliably estimate the amount of potential chargebacks. Accordingly, as required under the Staff Accounting Bulletin No. 101 -- Revenue Recognition in Financial Statements, it recorded these amounts subject to chargeback as deferred revenue and record revenue as the right of chargeback expires.

    We have derived a significant amount of its revenues from a limited number of clients. DIRECTV, AT&T, Time Warner, Northpoint and Covad amounting to approximately 74% of our revenues for the three and nine months ended September 30, 2000.

    Cost of revenues includes all direct costs of providing services under our contracts, other than depreciation on vehicles and equipment owned or utilized by us under capital leases. Cost of revenues is our principal expense and it consists mostly of labor-related expenses. The cost of revenues includes all costs of field service technicians, supervisory and quality control personnel, subcontractor costs, all costs related to the operation and maintenance of vehicles and equipment, cost of materials not supplied by the client, field office occupancy costs and insurance costs.

    Typically, our newly hired field technicians attend various company developed and company sponsored technical and safety training courses during the initial 30 days of employment. We also provide a variety of continuing education programs designed to assist our employees in maintaining technical competence and professional certifications. Costs associated with operating and maintaining safety and training centers, including educational training and safety manuals, materials and supplies, occupancy costs and staffing costs, are charged to cost of revenues.

    Selling, general and administrative costs include all costs of executive personnel, certain clerical and administrative support personnel, occupancy costs, travel and entertainment costs and accounting, legal, consulting and other professional fees.

    Depreciation and amortization expenses include depreciation of property and equipment and amortization of goodwill and other intangibles. As a result of our acquisitions in fiscal 1999 and in the second quarter of fiscal 2000, total goodwill and other intangibles will be approximately $159 million. The goodwill and other intangibles will be amortized over periods ranging from 3 to 20 years with a weighted average life of 11 years.

    Special compensation charges include non-recurring, non-cash compensation charges associated with the amortization of unearned compensation related to certain stock and stock option grants issued during fiscal 1999 and the first six months of fiscal 2000 to certain employees and consultants for services rendered to us.

    We have included EBITDA in our Management's Discussion and Analysis of Financial Condition and Results of Operations. We have presented EBITDA to enhance your understanding of our operating results. EBITDA consists of net income (loss) excluding net interest, taxes, depreciation and amortization. EBITDA is provided because it is an important measure of financial performance commonly used in the telecommunications industry to determine the value of companies within the industry and to define standards for borrowing from institutional lenders. You should not construe EBITDA as an alternative to operating income as an indicator of our operating performance or as an alternative to cash flows from operating activities as a measure of our liquidity, determined in accordance with generally accepted accounting principles. We may calculate EBITDA differently than other companies.

    For the three months ended September 30, 2000, EBITDA was a negative $2.1 million, a decrease of $3.5 million as compared to EBITDA of $1.4 million in the three months ended October 2, 1999. The decrease was primarily related to the $3.7 million of deferred revenue associated with our DIRECTV conversion program. For the nine months ended September 30, 2000, EBITDA was a negative $5.0 million, a decrease of $7.0 million as compared to EBITDA of $2.0 million in the nine months ended October 2, 1999. The decrease was due to the non-recurring special compensation charges of $2.2 million and the effect of $9.1 million of deferred revenue associated with our DIRECTV conversion program.

   HISTORY AND RECENT ACQUISITIONS

    In June 1999, we effected a recapitalization in connection with an investor group led by Crest Communications, which purchased a controlling interest in Viasource from the shareholders. We incurred $1.1 million of non-recurring transaction related expenses, principally for professional fees associated with the recapitalization.

    We have enhanced our growth through selective, strategic acquisitions that have served to broaden our geographic reach or expand our presence in existing markets, expand our technological capabilities and allow us to reach new clients.

    On July 23, 1999, we acquired all of the outstanding common stock of Communication Resources in exchange for approximately $17.5 million of our common stock and an additional $4.3 million of common stock that was subject to an agreement with one of the former shareholders of Communication Resources which gave him the right to put the shares to us and one of our shareholders. On January 3, 2000, he exercised his right to put 691,033 of the shares back to us. In consideration for these shares, we issued a $1.5 million promissory note, which was repaid upon completion of our initial public offering. In connection with this acquisition, we assumed an earn-out contingency, which was resolved in August 2000 and resulted in the issuance of an additional 66,294 shares of our common stock in the third quarter of fiscal 2000.

    On September 7, 1999, we acquired substantially all of the assets and assumed substantially all of the liabilities of Telecrafter for approximately $18.2 million, which we paid in a combination of cash, common stock and a promissory note.

    On April 21, 2000, we acquired substantially all of the assets and assumed substantially all of the liabilities of D.S. Cable for approximately $5.9 million, which we paid in a combination of cash, common stock and a promissory note.

    On May 4, 2000, we acquired substantially all of the assets and assumed substantially all of the liabilities of Service Cable for approximately $6.2 million, which we paid in a combination of cash, common stock, options and a promissory note.

    On June 1, 2000, we acquired TeleCore for approximately $86.8 million, which we paid in a combination of cash, common stock, preferred stock, options and a promissory note.

    On June 1, 2000, we acquired Excalibur for approximately $25.4 million, which we paid in a combination of cash, common stock and a promissory note

RESULTS OF OPERATIONS

    The following table presents certain unaudited operating and other financial data for the three and nine months ended October 2, 1999 and September 30, 2000:


                                                         Three Months Ended                 Nine Months Ended
                                                   -------------------------------     -------------------------------
                                                    October 2,       September 30,       October 2,      September 30,
                                                     1999  (1)           2000             1999 (1)          2000 (2)
                                                   -------------     -------------     -------------     -------------
OPERATING DATA:
     Revenues .................................    $  19,504,476     $  61,335,514     $  36,889,179     $ 135,725,761
                                                   -------------     -------------     -------------     -------------
     Operating expenses:
          Cost of revenues ....................       15,617,721        54,639,798        29,388,253       120,631,764
          Selling, general and administrative .        2,391,253         8,688,396         4,056,628        17,890,057
          Depreciation and amortization .......          814,080         5,159,297         1,482,462         9,189,054
          Special compensation charges ........                0           146,655           315,000         2,160,519
          Recapitalization costs ..............           85,314                 0         1,108,314                 0
                                                   -------------     -------------     -------------     -------------
             Total operating expenses .........       18,908,368        68,634,146        36,350,657       149,871,394
                                                   -------------     -------------     -------------     -------------
     Income (loss) from operations ............          596,108        (7,298,632)          538,522       (14,145,633)
     Interest income ..........................           19,788           211,502            19,788           259,297
     Interest expense .........................          606,749         1,898,295           684,783         3,712,537
                                                   -------------     -------------     -------------     -------------
     Income (loss) before income taxes ........            9,147        (8,985,425)         (126,473)      (17,598,873)
     Income tax provision .....................          121,953           100,361           582,344           100,361
                                                   -------------     -------------     -------------     -------------
     Net loss .................................    $    (112,806)    $  (9,085,786)    $    (708,817)    $ (17,699,234)
                                                   =============     =============     =============     =============
OTHER FINANCIAL DATA:

     EBITDA ...................................    $   1,410,188     $  (2,139,335)    $   2,020,984     $  (4,956,579)
     Capital Expenditures .....................          215,988         3,551,056         1,532,889         7,378,247
                                                   =============     =============     =============     =============
     Cash flows provided by (used in) operating
        activities ............................         (960,526)      (10,665,374)          650,644       (11,458,673)
                                                   =============     =============     =============     =============
     Cash flows from investing activities .....       (9,473,580)       (3,551,056)      (10,790,481)       (8,954,483)
                                                   =============     =============     =============     =============
     Cash flows provided by financing
        activities ............................       15,859,725        24,808,466        16,750,896        32,932,501
                                                   =============     =============     =============     =============


------------------------------

(1) Includes the results of Communication Resources from July 23, 1999 and Telecrafter from September 7, 1999, their respective acquisition dates.

(2) Includes the results of D.S. Cable from April 21, 2000, Service Cable from May 4, 2000, Excalibur from June 1, 2000 and TeleCore from June 1, 2000, their respective acquisition dates.

    The following table presents certain selected financial data for our operating segments, as well as our corporate expenses (which include certain financing costs, employee benefit costs and other selling, general and administrative expenses), for the three and nine month periods ended October 2, 1999 and September 30, 2000 (in thousands):


                                           Three Months Ended                Nine Months Ended
                                     ------------------------------      ----------------------------
                                     October 2,       September 30,      October 2,     September 30,
                                       1999(1)            2000            1999(1)           2000(2)
                                     ---------        -------------      ---------      -------------
                                                                (Unaudited)
REVENUES:
     Cable ..................        $  14,669         $  24,349         $  27,069         $  64,962
     Telephony and Internet .            2,427            14,252             5,172            29,353
     Satellite and Wireless .            2,244            18,294             4,306            35,297
     Premise Networking .....              164             4,441               342             6,114
                                     ---------         ---------         ---------         ---------
           Total ............        $  19,504         $  61,336         $  36,889         $ 135,726
                                     =========         =========         =========         =========
INCOME (LOSS) FROM OPERATIONS

     Cable ..................        $     648         $     622         $   2,009         $   2,557
     Telephony and Internet .              399            (4,334)            1,236            (4,054)
     Satellite and Wireless .              (67)           (2,785)             (208)           (6,556)
     Premise Networking .....                1              (739)                3              (464)
     Corporate Expense ......             (385)              (62)           (2,501)           (5,629)
                                     ---------         ---------         ---------         ---------
           Total ............        $     596         $  (7,298)        $     539         $ (14,146)
                                     =========         =========         =========         =========

------------------------------

(1) Includes the results of Communication Resources from July 23, 1999 and Telecrafter from September 7, 1999, their respective acquisition dates.

(2) Includes the results of D.S. Cable from April 21, 2000, Service Cable from May 4, 2000, Excalibur from June 1, 2000 and TeleCore from June 1, 2000, their respective dates of acquisition.


    THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED OCTOBER 2, 1999

    REVENUES. Total revenues for the three months ended September 30, 2000 were $61.3 million, an increase of $41.8 million, as compared to total revenues of $19.5 million for the three months ended October 2, 1999. Of this increase, $19.1 million, or 42%, was attributable to the companies acquired in fiscal 1999 and $22.4 million, or 46%, is attributable to companies acquired in fiscal 2000.

    In the three months ended September 30, 2000, we recognized $24.3 million of revenue from our Cable segment, as compared to $14.7 million in the prior period. This increase resulted primarily from revenues contributed by acquired companies of $13.7 million. Cable revenues represented 40% of our total revenue in the three months ended September 30, 2000 as compared to 75% of our total revenue in the three months ended October 2, 1999. We recognized $14.3 million of revenues for the three months ended September 30, 2000 from our Telephony and Internet segment, as compared to $2.4 million for the three months ended October 2, 1999. This increase resulted primarily from increased consumer demand for broadband services, high-speed data and Internet access and cable telephony. Telephony and Internet revenues represented 23% of our total revenue in the three months ended September 30, 2000 as compared to 12% of our total revenue in the three months ended October 2, 1999.

    We recognized $18.3 million of revenues in the three months ended September 30, 2000 from Satellite and Wireless, as compared to $2.2 million in the three months ended October 2, 1999. The companies we acquired contributed $17.6 million of revenues to this segment in the three months ended September 30, 2000. Satellite and Wireless revenues represented 30% of our total revenue in the three months ended September 30, 2000 as compared to 12% of our total revenue in the three months ended October 2, 1999. After our DBS client, DIRECTV, completed its acquisition of PRIMESTAR in 1999, it initiated a conversion of PRIMESTAR's customers to its own technology platform. As a result, we have experienced increased demand for our services related to this program, contributing to growth in revenues in the three months ended September 30, 2000. The conversion program was substantially completed as of September 30, 2000. As of September 30, 2000, $10.7 million of our revenues derived from this conversion program are subject to potential chargebacks, and are recorded as deferred revenue. We will recognize these amounts as revenues as the right of chargeback expires over a period of 16 months.

    COST OF REVENUES. Cost of revenues for the three months ended September 30, 2000 was $54.6 million, an increase of $39.0 million, as compared to cost of revenues of $15.6 million in the three months ended October 2, 1999. The increased cost of revenues for the three months ended September 30, 2000 reflects costs associated with conversion services performed for DIRECTV and higher direct costs of services related to the acquired companies. Also, during the three months ended September 30, 2000, the Company signed an agreement with DIRECTV to extend the terms of their current service agreements with DIRECTV to five years. During the quarter we incurred approximately $1.8 million in costs to maintain our infrastructure and workforce in anticipation of this alliance. The above increases in costs were partially offset by higher margins in our Telephony and Internet segment due to improved pricing and labor and equipment utilization.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the three months ended September 30, 2000 were $8.7 million, an increase of $6.3 million as compared to an expense of $2.4 million in the three months ended October 2, 1999. Of this increase, the companies acquired in fiscal 1999 contributed $1.1 million, or 17%, and companies we acquired in fiscal 2000 contributed $5.1 million or 81%.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses for the three months ended September 30, 2000 were $5.1 million, an increase of $4.3 million as compared to depreciation and amortization expenses of $814 thousand in the three months ended October 2, 1999. The increase reflects $1.0 million of additional depreciation resulting from capital expenditures incurred in the ordinary course of business and assets acquired in the acquisitions completed in fiscal 1999 and 2000 and $3.7 million of amortization of goodwill and other intangible assets related to these acquisitions. As a result of our acquisitions in 1999 and the second quarter of 2000, total goodwill and other intangibles will be approximately $159 million. The goodwill and other intangibles will be amortized over periods ranging from 3 to 20 years with a weighted average life of 11 years.

    SPECIAL COMPENSATION CHARGES. During the three months ended September 30, 2000, we incurred non-cash, special compensation charges of $147 thousand compared to $0 for the same period in fiscal 1999. These arose as a result of certain stock option grants we made to employees, and represent the difference between the option exercise price and the deemed fair value of our common stock on the date that the options were granted.

    OPERATING INCOME (LOSS). For the three months ended September 30, 2000, we recognized an operating loss of $7.3 million, as compared to operating income of $596 thousand for the three months ended October 2, 1999. Included in the operating loss for the three months ended September 30, 2000 is the effect of $3.7 million of deferred revenue associated with our DIRECTV/Primestar conversion project, $1.8 million of costs associated with the DIRECTV strategic alliance agreement, as well as start up costs associated with various broadband initiative. We are required to defer this revenue under Staff Accounting Bulletin No. 101 because we have not accumulated sufficient client specific data to reliably estimate the amount of potential chargebacks. To date, the amount of chargebacks has been $326 thousand.

    Operating income from Cable was $622 thousand for the three months ended September 30, 2000 as compared to $648 thousand for the three months ended October 2, 1999. Telephony and Internet operating loss was $4.3 million in the three months ended September 30, 2000 as compared to operating income of $399 thousand in the three months ended October 2, 1999.

    The operating loss from Satellite and Wireless was $67 thousand in the three months ended September 30, 2000, as compared to an operating loss of $2.8 million in the three months ended October 2, 1999. We have experienced lower operating margins in our Satellite and Wireless segment because we have deferred a portion of the revenues derived from DIRECTV's conversion program without a corresponding deferral of the infrastructure and service costs of the segment.

    INTEREST EXPENSE. For the three months ended September 30, 2000, interest expense was $1.9 million, an increase of $1.3 million, as compared to interest expense of $607 thousand in the three months ended October 2, 1999. The increased interest expense was due to higher debt levels and the amortization of direct financing transaction costs and fees.

    INCOME TAX PROVISION (BENEFIT). For the three months ended September 30, 2000 a $100 thousand tax provision was recorded. Our effective tax rate will differ from the federal statutory tax rate due to the amortization of goodwill and other intangible assets that do not provide a tax benefit, non-deductible reorganization costs and certain other business expenses that are not deductible for tax purposes and state income taxes.

    NET INCOME (LOSS). We recognized a net loss of $9.1 million for the three months ended September 30, 2000, as compared to a net loss of $113 thousand in the three months ended October 2, 1999.

    EBITDA. For the three months ended September 30, 2000, EBITDA was negative $2.1 million, a decrease of $3.5 million as compared to EBITDA of $1.4 million in the three months ended October 2, 1999. The decrease was primarily in the effect of $3.7 million of deferred revenue associated with our DIRECTV conversion program.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED OCTOBER 2, 1999

    REVENUES. Total revenues for the nine months ended September 30, 2000 were $135.7 million, an increase of $98.8 million, as compared to total revenues of $36.9 million for the nine months ended October 2, 1999. Of this increase, $56.0 million, or 57%, was attributable to the companies acquired in fiscal 1999 and $34.0 million, or 34%, is attributable to companies acquired in fiscal 2000

    In the nine months ended September 30, 2000, we recognized $65.0 million of revenue from our Cable segment, as compared to $27.1 million in the prior year. This increase resulted primarily from revenues contributed by acquired companies of $44.2 million. Cable revenues represented 48% of our total revenue in the nine months ended September 30, 2000 as compared to 73% of our total revenue in the nine months ended October 2, 1999. We recognized $29.3 million of revenues for the nine months ended September 30, 2000 from our Telephony and Internet segment, as compared to $5.2 million for the nine months ended October 2, 1999. This increase resulted primarily from increased consumer demand for broadband services, high-speed data and Internet access and cable telephony. Telephony and Internet revenues represented 22% of our total revenue in the nine months ended September 30, 2000 as compared to 14% of our total revenue in the nine months ended October 2, 1999.

    We recognized $35.3 million of revenues in the nine months ended September 30, 2000 from Satellite and Wireless, as compared to $4.3 million in the nine months ended October 2, 1999. The companies we acquired contributed $29.9 million of revenues to this segment in the nine months ended September 30, 2000. Satellite and Wireless revenues represented 26% of our total revenue in the nine months ended September 30, 2000 as compared to 12% of our total revenue in the nine months ended October 2, 1999. After our DBS client, DIRECTV, completed its acquisition of PRIMESTAR in 1999, it initiated a conversion of PRIMESTAR's customers to its own technology platform. As a result, we have experienced increased demand for our services related to this conversion program, contributing to growth in revenues in the nine months was substantially completed on September 30, 2000. This conversion program was completed on September 30, 2000. As of September 30, 2000, $10.7 million of our revenues derived from this conversion program are subject to potential chargebacks, and are recorded as deferred revenue. We will recognize these amounts as revenues as the right of chargeback expires over a period of 16 months.

    COST OF REVENUES. Cost of revenues for the nine months ended September 30, 2000 was $120.6 million, an increase of $91.2 million, as compared to cost of revenues of $29.4 million in the nine months ended October 2, 1999. The increased cost of revenues for the nine months ended September 30, 2000 reflects costs associated with conversion services performed for DIRECTV and higher direct costs of services related to the acquired companies, partially offset by higher margins in our Telephony and Internet segment due to improved pricing and labor and equipment utilization.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the nine months ended September 30, 2000 were $17.9 million, an increase of $13.8 million as compared to an expense of $4.1 million in the nine months ended October 2, 1999. Of this increase, the companies acquired in fiscal 1999 contributed $4.0 million, or 30%, companies we acquired in fiscal 2000 contributed $6.8 million or 49% and the investment in infrastructure and personnel to support our continued growth contributed $3.0 million.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for the nine months ended September 30, 2000 was $9.2 million, an increase of $7.7 million as compared to depreciation and amortization expense of $1.5 million in the nine months ended October 2, 1999. The increase reflects $2.1 million of additional depreciation resulting from capital expenditures incurred in the ordinary course of business and assets acquired in the acquisitions completed in fiscal 1999 and 2000 and $5.9 million of amortization of goodwill and other intangible assets related to these acquisitions.

    SPECIAL COMPENSATION CHARGES. During the nine months ended September 30, 2000, we incurred non-cash, special compensation charges of $2.2 million of which $64 thousand and $2.1 million related to cost of revenues and selling, general and administrative expenses, respectively. These arose as a result of certain stock option grants we made to employees and consultants, and represent the difference between the option exercise price and the deemed fair value of our common stock on the date that the options were granted.

    OPERATING INCOME (LOSS). For the nine months ended September 30, 2000, we recognized an operating loss of $14.1 million, as compared to operating income of $539 thousand for the nine months ended October 2, 1999. If we had not incurred the special compensation charge of $2.2 million for the nine months ended September 30, 2000, we would have recognized an operating loss of $11.9 million. Included in the operating loss for the nine months ended September 30, 2000 is the effect of $9.1 million of deferred revenue associated with our DIRECTV conversion program.

    Operating income from Cable was $2.6 million for the nine months ended September 30, 2000 as compared to $2.0 million for the nine months ended October 2, 1999. Telephony and Internet operating loss was $4.1 million in the nine months ended September 30, 2000 as compared to operating income of $1.2 million in the nine months ended October 2, 1999.

    The operating loss from Satellite and Wireless was $6.6 million in the nine months ended September 30, 2000, as compared to an operating loss of $208 thousand in the nine months ended October 2, 1999. We have experienced lower operating margins in our Satellite and Wireless segment because we have deferred $9.1 million of the revenues derived from DIRECTV's conversion program without a corresponding deferral of the infrastructure and service costs of the segment.

    INTEREST EXPENSE. For the nine months ended September 30, 2000, interest expense was $3.7 million, an increase of $3.0 million, as compared to interest expense of $685 thousand in the nine months ended October 2, 1999. The increased interest expense was due to higher debt levels and the amortization of direct financing transaction costs and fees.

    INCOME TAX PROVISION (BENEFIT). For the nine months ended September 30, 2000 a $100 thousand tax provision was recorded. Our effective tax rate will differ from the federal statutory tax rate due to the amortization of goodwill and other intangible assets, non-deductible recapitalization costs, that do not provide a tax benefit, and certain other business expenses that are not deductible for tax purposes and state income taxes.

    NET INCOME (LOSS). We recognized a net loss of $17.7 million for the nine months ended September 30, 2000, as compared to a net loss of $709 thousand for the nine months ended October 2, 1999.

    EBITDA. For the nine months ended September 30, 2000, EBITDA was negative $5.0 million, a decrease of $7.0 million as compared to EBITDA of $2.0 million in the nine months ended October 2, 1999. The decrease was primarily due to the non-recurring special compensation charges of $2.2 million. Included in our negative EBITDA for the nine months ended September 30, 2000 is the effect of $9.1 million of deferred revenue associated with our DIRECTV conversion program.

LIQUIDITY AND CAPITAL RESOURCES

    We have funded our working capital requirements, capital expenditures and acquisitions to date through a combination of internally generated funds, operating and capital lease financing arrangements, long-term revolving credit and term note facilities and private equity contributions. We intend to continue to finance these expenditures through internally generated funds, long-term credit facilities and equity financings, including the proceeds from our initial public offering.

    We invest capital in our infrastructure, including our vehicles and equipment, to support contractual commitments to our clients. We have pursued a business strategy to date that includes selective, strategic acquisitions and will continue to do so if and to the extent we identify opportunities at attractive valuations and to the extent that we are able to finance such acquisitions.

    In September 1999, we entered into a subordinated credit agreement with General Electric Capital Corporation, which provided for initial borrowings of $15.0 million under a Term Note. This facility, which matures on September 7, 2004, bears interest at 4% over LIBOR or 2.75% over the prime rate, at our option. The facility is secured by all of our assets, including the stock of our subsidiaries. We incurred financing costs of approximately $1.7 million in connection with the Term Note, which costs include the value of warrants we issued and are being amortized using the effective interest rate method over the life of the Term Note. The proceeds from the term note were used to fund the $10.5 million cash consideration in our acquisition of Telecrafter, to repay debt and to fund general working capital needs. On August 17, 2000, General Electric Capital Corporation waived the requirement that we repay the subordinated facility upon completion of our public offering.

    In March 2000, we entered into our current $15.0 million senior revolving credit facility with General Electric Capital Corporation. This facility, which matures on September 7, 2004, includes a $12.0 million revolving credit facility and a sub-facility of up to $3.0 million for letters of credit, and is secured by all of our assets, including the stock of our subsidiaries. We are required to pay an annual non-utilization fee equal to 0.50% of the unused portion of the facility. The initial borrowings of $5.2 million under this facility were used to repay all outstanding principal amounts under previous senior bank credit facilities and bank equipment loans. Additionally, we borrowed approximately $6.5 million under this facility in connection with our recent acquisitions of TeleCore, Excalibur, D.S. Cable and Service Cable. In connection with our recent acquisitions, on May 31, 2000, we amended our subordinated credit agreement and senior revolving facility, which changed certain of the financial covenants. On August 15, 2000, we entered into an amendment to our revolving credit facility to increase our available borrowing capacity to $25 million, including the sub-facility of up to $3.0 million for letters of credit. The amendment also effected changes to certain of the financial covenants in our revolving credit facility, to reflect our operating position after giving effect to our recent acquisitions. Our lender has waived compliance with these covenants for the second quarter of 2000 and revised the covenants prospectively. We agreed to pay Crest Communications a cash fee of $100,000 as compensation for providing this commitment to General Electric Capital Corporation. Our revolving credit facility, as amended, bears interest at rates that are adjusted quarterly, based on our leverage ratios for the most recent trailing four quarters. Depending on our leverage ratios, the facility would bear interest at (i) 3.5% over LIBOR or 2.25% over the greater of prime rate or the federal funds rate plus 0.50%, or
(ii) if our leverage ratios do not exceed certain thresholds, 2.75% over LIBOR or 1.50% over the greater of prime rate or the federal funds rate plus 0.50%. The facility is secured by all of our assets, including the stock of our subsidiaries.

    On August 18, 2000, we completed our initial public offering in which we sold 5,000,000 shares of common stock for $8.00 a share in gross proceeds totaling $40 million. In addition, in September 2000 the underwriters exercised an over allotment option to sell $750,000 shares for $8.00 a share in gross proceeds totaling $6 million. We received $3 million of proceeds from the over-allotment and a selling shareholder received the remaining proceeds. The costs associated with the initial public offering were $7.5 million. The proceeds from the offering were used for general corporate purposes and the repayment of the following indebtedness:

    o $4.8 million of notes we issued to shareholders in the acquisitions of Telecrafter and D.S. Cable, which we are required to repay upon completion of this offering,

    o $5.1 million of other indebtedness assumed in the acquisition of TeleCore, and

    o   $1.5 million of other indebtedness.

We have approximately $8.5 million available for future borrowings, including approximately $3.0 million available for letters of credit under our revolving credit facility. While we have no specific plans to borrow additional amounts under our revolving credit facility, we will draw on it as needed to fund our operations in the ordinary course of business. We have outstanding approximately $21.8 million of notes we issued to shareholders in our recent acquisitions of TeleCore, Excalibur and Service Cable. These notes bear interest at 9% and are payable in the fourth quarter of fiscal 2001.

Our activity from operating, investing and financing activities is as follows:


                                                             October 2,          September 30,
                                                                1999                 2000
                                                            ------------         ------------
Net cash provided by (used in) operating activities         $    650,644         $(11,458,673)

Net cash used in investing activities                        (10,790,481)          (8,954,483)

Net cash provided by financing activities                     16,750,896           32,932,501
                                                            ------------         ------------

Net increase in cash and cash equivalents                   $  6,611,059         $ 12,519,345
                                                            ============         ============


        Net cash used in operating activities includes a net loss of $17.7 million for the nine months ended September 30, 2000, offset by non-cash costs for depreciation and amortization of $9.2 million and $2.2 million for special compensation charges. Net cash provided by operating activities includes a net loss of $708 thousand for the nine months ended October 2, 1999, offset by non-cash costs for depreciation and amortization of $1.5 million and $315 thousand for special compensation charges.

        For the nine months ended September 30, 2000, investing activities primarily related to the acquisitions of four entities in the second quarter of 2000 and the purchases of equipment, primarily vehicles and equipment used in the ordinary course of business. Investing activities for the nine months ended October 2, 1999, related to the two acquisitions during the period and the purchase of vehicles and equipment used in the ordinary course of business.

        Net cash provided by financing activities for the nine months ended September 30, 2000 consisted of the proceeds from the initial public offering of $35.5 million offset by the net repayment of debt. Net cash provided by financing activities for the nine months ended October 2, 1999 relate primarily to the net borrowings of debt relating to the $15 million term note with General Electric Capital Corporation, sales of common stock, offset by repayment of debt and purchases of treasury stock.

    We expect that our capital resources, together with existing cash and cash equivalents, will be sufficient to meet our financial obligations at our current levels of business. Our need for additional capital is dependent on our future results and cash flows including our debt repayment requirements and borrowing availability. Our future operating results and cash flows may be affected by a number of factors including our success in securing future service contracts, integrating existing and future acquisitions and managing controllable costs. We may be required to seek additional financing through public or private equity or debt financings, or combinations thereof. There can be no assurances that such additional financings will be available on terms acceptable to us.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

    There have been no material changes in quantitative and qualitative market risk from the disclosure on page 39 of the S-1 Registration Statement which is incorporated hereby reference.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         We are currently not involved in any legal proceedings that either individually or in the aggregate, will have a material adverse effect on our business, financial condition and results of operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (a) None

         (b) None

         (c) None

         (d) On August 18, 2000, we completed our initial public offering; whereby we sold 5,000,000 shares of common stock for $8.00 a share for gross proceeds of $40 million. In addition, in September 2000, an over allotment of 750,000 shares was sold for $8.00 a share for gross proceeds of $6 million. We received $3 million of proceeds from the over allotment and a selling shareholder received the remaining proceeds. The costs associated with the initial public offering were $7.5 million. The use of proceeds from the offering were used for general corporate purposes, and the following debt was repaid:

    o $4.8 million of notes we issued to shareholders in our recent acquisitions of Telecrafter and D.S. Cable, which we are required to repay upon completion of this offering,

    o $5.1 million of other indebtedness assumed in our acquisition of TeleCore, and

    o   $1.5 million of other indebtedness.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

a)       Exhibits
         Summary Financial Information

b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

    Viasource Communications, Inc.


           Signature                                         Title                            Date
           ---------                                         -----                            ----

     /S/ CRAIG A. RUSSEY                           Craig A. Russey                        November 14, 2000
-----------------------------------------------      (President and Director Principal
                                                     Executive Officer)





  /S/ DOUGLAS J. BETLACH                           Douglas J. Betlach                     November 14, 2000
-----------------------------------------------      Executive Vice President, Chief
                                                     Financial Officer, Treasurer and
                                                     Secretary (Principal Financial and
                                                     Accounting Officer)


