Form 10-K405
period 2000-12-30
VIASOURCE COMMUNICATIONS INC
filed 2001-04-13
CIK 1111789

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K
                             ---------------------

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 30, 2000

                                               OR

      [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         COMMISSION FILE NUMBER 0-31341

                         VIASOURCE COMMUNICATIONS, INC.
             (Exact name of Registrant as specified in its charter)

                                                                          22-2966853
          NEW JERSEY                            1731                   (I.R.S. Employer
(State or other jurisdiction of     (Primary Standard Industrial        Identification
incorporation or organization)       Classification Code Number)             No.)

                     200 EAST BROWARD BOULEVARD, SUITE 2100
                         FORT LAUDERDALE, FLORIDA 33301
                                  800-683-0253
          (Address, including zip code and telephone number, including area code, of Registrant's principal executive offices)

                                CRAIG A. RUSSEY
                     PRESIDENT AND CHIEF EXECUTIVE OFFICER
                     200 EAST BROWARD BOULEVARD, SUITE 2100
                         FORT LAUDERDALE, FLORIDA 33301
                                  800-683-0253
           (Name, address, including zip code, and telephone number,
                   including area code, of agent for service)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                           Common Stock, no par value

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(g) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO REPORT), AND (2) HAS BEEN SUBJECT TO SUCH SHORT
FILING REQUIREMENTS FOR THE PAST 90 DAYS.     [X]  Yes     [ ]  No

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGISTRATION S-K (SECTION 229.405 OF THIS CHAPTER) IS NOT CONTAINED HEREIN AND WILL NOT BE CONTAINED, TO THE BEST OF THE REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

     THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF MARCH 28, 2001 WAS $25,613,705.

     THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF APRIL 11, 2001 WAS 43,163,836.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Parts of the Registrant's Definitive Proxy Statement on Schedule 14A for its 2001 Annual Meeting of Stockholders, which will be filed not more than 120 days after December 30, 2000, are incorporated by reference in Part III of this Annual Report on Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         VIASOURCE COMMUNICATIONS, INC.

                        2000 ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
PART I................................................................    1
Item 1.   Business....................................................    1
Item 2.   Properties..................................................   10
Item 3.   Legal Proceedings...........................................   10
Item 4.   Submission of Matters to a Vote of Security Holders.........   10

PART II...............................................................   11
Item 5.   Market for Registrant's Common Equity and Related              11
            Stockholder Matters.......................................
Item 6.   Selected Financial Data.....................................   11
Item 7.   Management's Discussion and Analysis of Financial Condition    13
            and
            Results of Operations.....................................
Item 8.   Financial Statements and Supplementary Data.................   25
Item 9.   Changes in and Disagreements with Accountants on Accounting    54
            and
            Financial Disclosure......................................

PART III..............................................................   54
Item 10.  Directors and Executive Officers of the Registrant..........   54
Item 11.  Executive Compensation......................................   54
Item 12.  Security Ownership of Certain Beneficial Owners and            54
            Management................................................
Item 13.  Certain Relationships and Related Transactions..............   54

PART IV...............................................................   54
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form   54
            8-K.......................................................

---------------
The information required by Items 10, 11, 12 and 13 of Part III is hereby incorporated by reference to the Registrant's Definitive Proxy Statement on
Schedule 14A, which will be filed not more than 120 days after December 30, 2000.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     Viasource Communications, Inc. ("Viasource," "we," "us," or "our") is a leading, nationwide enabler of broadband technologies to residential and commercial consumers. We offer comprehensive network integration services to enable technologies offered by providers in the cable, telecommunications, and satellite and wireless industries. Our technology enabling services include installation, integration, fulfillment, and long-term maintenance and support services for broadband video, voice and data technologies. Broadband service providers use us for the critical "last mile" to make the connections between their network infrastructures and equipment located at the premises of residential and commercial end-users. We also provide premise networking services, in which we design, install and maintain LANs/WANs and other communications network applications for commercial and residential premises.

     Our principal clients are full-spectrum broadband service providers in the cable, telecommunications, and satellite and wireless industries. To serve the end-user, our clients retain us to rapidly deploy the latest technologies to support advanced cable services, cable telephony and high-speed data service, digital subscriber line ("DSL"), and satellite and wireless broadband services. We have a long history of providing leading-edge technology enabling services. We have been successful in developing long-term relationships with many of our clients, including many of the leaders in the industries we serve, who engage us to deliver a full suite of services over multiple geographic regions.

     We operate in four reportable segments:

     - CABLE, which includes traditional and advanced cable television installation, disconnect, equipment recovery, account collection and system audit services,

     - TELEPHONY AND INTERNET, which includes installation and maintenance of DSL services, cable telephony and high-speed data services and other broadband services, as well as traditional telephony services for commercial and residential consumers,

     - SATELLITE AND WIRELESS, which includes installation, equipment conversion and maintenance services for direct broadcast satellite ("DBS"), and other wireless technologies, and

     - PREMISE NETWORKING, STAFFING AND OTHER, which includes design, installation and maintenance of LANs/WANs and other network applications for commercial and residential consumers, as well as the provision of installation technicians to commercial customers.

     See "Note 15 to Notes to Consolidated Financial Statements", included in "Item 8. Financial Statements and Supplementary Data," for a summary of the contribution of each of our segments to our total revenues, operating loss and total assets during the 52 week fiscal years ended January 2, 1999, January 1, 2000 and December 30, 2000 (fiscal 1998, fiscal 1999 and fiscal 2000, respectively).

HISTORY AND RECENT ACQUISITIONS

     We were founded in New Jersey in 1972 and have grown through a series of acquisitions in fiscal 1999 and the second quarter of fiscal 2000. See "Item 7. Management Discussion and Analysis of Financial Conditions and Results of Operations" for additional information regarding these acquisitions. In August 2000, we completed our initial public offering, whereby we sold 5,000,000 shares of common stock for $8.00 a share, resulting in gross proceeds of $40 million. In September 2000, an over allotment of 750,000 shares was sold for $8.00 a share, resulting in gross proceeds of $6 million. We received $3 million of proceeds from the over allotment and a selling shareholder received the remaining proceeds. The costs associated with the initial public offering were $7.6 million. The initial public offering resulted in net proceeds to us of $35.5 million.

BUSINESS STRATEGY

     Our business strategy is to be the leading provider of comprehensive installation, integration, fulfillment, long-term maintenance and support services to broadband service providers serving residential and commercial end-users. Key elements of our growth and operating strategies are to:

     - provide broad-based, leading-edge technological expertise,

     - broaden our geographic reach and expand our presence in existing markets,

     - develop and deploy a broad range of higher value-added network integration and support services,

     - expand and strengthen our client relationships,

     - build upon our relationships with leading manufacturers of broadband communications equipment,

     - enhance our brand recognition and customer service,

     - maintain our technological expertise through the recruitment, retention and continued training of qualified technicians, and

     - pursue selective strategic acquisitions.

SERVICES

     We provide a wide variety of services to our clients. For our cable clients, we install the new technologies necessary to implement Internet access, such as cable modems and network cards, in the consumers' premises, as well as provide traditional cable services such as placement of the drop cable from the main distribution lines to the consumers' homes and businesses and wiring inside the consumers' premises to connect the drop cable to television sets, and a broad range of other services, including audit, converter box recovery, analog-to-digital box swap, and warranty services. Our technicians install broadband telephony network interface units and additional premise phone lines for telephony consumers, and we assume service responsibilities for a period of time after the installation. We provide testing and certification to determine whether existing cable plants are capable of supporting two way, high-speed data and telephony technologies. As of December 30, 2000, we deployed cable services to approximately 184 systems in 24 states.

     For our DSL clients, we provide a comprehensive solution to the complex technical and administrative requirements associated with DSL installation, maintenance and network integration. Key components of these services include service order scheduling, equipment management, installation and network integration service, service order monitoring, integrated management systems, and assignment of technicians on a contract basis. Our technicians make end-user connections, test and monitor installed lines, and install and configure customer premise equipment and end-user work stations. As of December 30, 2000, we deployed DSL enabling services in 27 major markets in 17 states.

     For our DBS clients, we install satellite dishes and receivers at residential and commercial consumer premises, including conducting pre-installation surveys of the premises for suitability, designing and installing the necessary wiring, and activating the DBS service. We also provide ongoing maintenance and support services, such as repositioning satellite dishes, repairing or replacing faulty wiring and equipment, and diagnosing and rectifying other service problems. As of December 30, 2000, we provided DBS services to DIRECTV, the largest DBS provider in the United States, in 33 states.

     For our premises networking clients, we install central network connection boxes at the consumer premises, and run coaxial cable, twisted wire and fiber optic lines to implement the advanced premise networks. For our entertainment industry clients, we provide advanced premise networking services such as designing, installing and maintaining structured wiring systems for the computer animation, lighting and ride control of theme park attractions.

CLIENTS

     We served a diverse group of approximately 50 clients in 1999 and 2000. The following customers accounted for at least ten percent of our revenues: AT&T Broadband Services, DIRECTV and Time Warner Cable accounted for approximately 28%, 25% and 14%, respectively, for fiscal 2000. AT&T Broadband Services, Time Warner Cable, Comcast and DIRECTV accounted for approximately 29%, 22%, 11% and 11%, respectively, for fiscal 1999.

EMPLOYEES

     As of December 30, 2000, we had approximately 2,769 field-based technicians whose pay includes productivity, quality and hourly components. We also had approximately 573 salaried employees, including executive officers, project managers or engineers, job superintendents, staff and clerical personnel. Until recently, approximately half of our employees are technically employed by two independent, professional employer organizations, which provide payroll services and certain employee benefits for these employees. We discontinued use of these professional employer organizations at the end of the first quarter of fiscal 2001. Approximately 175 of our employees are covered by collective bargaining agreements, which require us to pay specified wages to union employees, observe certain workplace rules and make employee benefit payments to multi-employer pension plans and employee benefit trusts. We believe that our relationship with our union employees and their unions is favorable.

     The number of our employees can fluctuate due to project-based work, seasonality and other matters. However, we carefully monitor our workforce levels to minimize short-term fluctuations and manage our growth in relation to our client's needs. We try to minimize the use of short-term employees and subcontractors, using them only when we have significant short-term staffing needs in rural areas or otherwise in response to client demand.

     Typically, newly hired field technicians attend various Viasource developed and sponsored technical and safety training courses during the initial 30 days of employment. We also provide a variety of continuing education programs designed to assist our employees in maintaining technical competence and professional certifications.

COMPETITION

     Our business is highly competitive. Our competitors include both local, industry-specific independent technology enablers and the in-house service and fulfillment organizations of our existing or prospective clients, which often employ personnel who perform some of the same types of services as those provided by us.

     Historically, there have been relatively few barriers to entry into the markets in which we operate. However, as the size and geographic scope of broadband service providers in the industries we serve have expanded, we believe that these providers are increasingly requiring technology enabling companies to provide installation, integration, fulfillment, and long-term maintenance and support services simultaneously over multiple geographic regions.

     We believe that the principal competitive factors in our market include technical expertise, reputation, established relationships, price and quality of service, availability of skilled technical personnel, geographic presence, breadth of service offering, adherence to industry standards and financial stability.

     Although some of the industries we serve are heavily regulated, our services are not heavily regulated. Some states in which we operate require that we register and/or obtain licenses to perform our services.

                                  RISK FACTORS

     Our business may be adversely affected by a number of risks, including the factors discussed below. You should carefully consider the risks described below, together with all of the other information in this Annual Report on Form 10-K.

WE HAVE A LIMITED HISTORY OF OPERATING AS A COMBINED COMPANY WHICH MAKES IT DIFFICULT FOR YOU TO EVALUATE OUR PERFORMANCE.

     We have grown rapidly through a number of acquisitions. In July 1999, we acquired Communication Resources, Inc. ("CRI"). In September 1999, we acquired the assets of Nassau Communications Inc., (d/b/a "Telecrafter"). In the second quarter of 2000, we acquired TeleCore, Inc.("TeleCore"), Excalibur Cable Communication, LTD. ("Excalibur"), D.S. Cable TV Contractor, Inc. ("D.S. Cable") and Service Cable Corporation and Service Cable Electric, Inc., (collectively "Service Cable"). As a result, you have limited information upon which to evaluate the performance of the combined companies. Furthermore, after giving effect to these recent transactions, our historical and pro forma financial information may not be indicative of our future operating results. You should read the discussions under "Item 1. Business -- History and Recent Acquisitions," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- History and Recent Acquisitions" and "Item 13. Certain Relationships and Related Transactions" for information concerning our history.

WE HAVE INCURRED LOSSES AND EXPERIENCED NEGATIVE CASH FLOW, AND WE EXPECT TO EXPERIENCE LOSSES AND NEGATIVE CASH FLOW FOR AT LEAST THE NEXT SEVERAL QUARTERS.

     As a result of our acquisitions, we incurred significant losses and experienced negative operating cash flow in fiscal 2000. We also incurred additional debt in connection with the acquisitions and will require additional cash to fund operations. Consequently, we expect to report operating losses and experience negative cash flow in our combined business for at least the next several quarters. If our revenue does not grow as expected or capital and operating expenditures exceed our plans, then our business, prospects, operating results and financial condition will be materially adversely affected. We cannot be certain if or when we will be profitable or if or when we will generate positive operating cash flow.

WE HAVE A SIGNIFICANT AMOUNT OF INDEBTEDNESS OUTSTANDING. AS A RESULT, WE MAY BE UNABLE TO MEET OUR FUTURE CAPITAL AND LIQUIDITY REQUIREMENTS.

     We have a significant amount of long-term debt. We expect that our principal sources of funds will be cash generated from our operating activities and limited borrowing capacity under our existing revolving credit facility. We believe that these funds will provide us with sufficient liquidity and capital resources for us to meet our current and future financial obligations, as well as to provide funds for our working capital, capital expenditures and other needs, for at least the next 12 months. Despite our expectations, however, we may require additional equity or debt financing to meet our working capital requirements, to repay our existing debt and to execute our operating strategy. This financing may not be available when required or, may be available only on terms unsatisfactory to us. In addition, our existing revolving credit facility imposes restrictions on our ability to incur more debt. Further, if we issue equity securities, the ownership percentage of our shareholders will be reduced, and the new equity securities may have rights senior to those of our common stock.

MANY OF OUR DSL CLIENTS EXPERIENCED SIGNIFICANT FINANCIAL DIFFICULTIES IN THE FOURTH QUARTER OF FISCAL 2000, RESULTING IN SUBSTANTIALLY REDUCED REVENUES FROM THESE CLIENTS, AND, TO THE EXTENT THAT THESE, AS WELL AS OTHER, CLIENTS EXPERIENCE FINANCIAL DIFFICULTIES IN THE FUTURE OUR GROWTH AND PROFITABILITY COULD BE ADVERSELY AFFECTED.

     During the fourth quarter of fiscal 2000, a significant fundamental shift occurred in the DSL industry where the competitive landscape gave regional bell operating companies (each a "RBOC") an advantage over our data local exchange carrier ("DLEC") clients. Consequently, many of our DLEC clients experienced significant financial difficulties, resulting in substantially reduced revenues from these clients. As a result, there was a permanent impairment of our DLEC client relationships and we recorded a non-cash impairment loss of $52.9 million in the fourth quarter of fiscal 2000 primarily due to the impairment loss on intangible assets and related goodwill associated with these client relationships and our trained workforce. To the extent that these, as well as other, clients experience financial difficulties in the future, our growth and profitability could be adversely affected.

WE INCURRED A SIGNIFICANT AMOUNT OF GOODWILL AND OTHER INTANGIBLES AS A RESULT OF OUR ACQUISITIONS IN 1999 AND THE SECOND QUARTER OF FISCAL 2000 THAT WILL DECREASE OUR EARNINGS IN FUTURE PERIODS.

     We recorded approximately $161.4 million of goodwill and other intangibles as a result of our acquisitions in 1999 and the second quarter of fiscal 2000. The goodwill and other intangibles are being amortized over periods ranging from 1 to 20 years with a weighted average life of 11 years. Although, as discussed above, $52.9 million of certain intangible assets and related goodwill were written down in the fourth quarter of fiscal 2000, thus reducing future annual intangible asset amortization by approximately $5.7 million, the amortization of our remaining goodwill and other intangibles will adversely affect our earnings and profitability in future periods.

IF WE ARE UNABLE TO INTEGRATE OR SUCCESSFULLY MANAGE THE COMBINED COMPANIES, OR COMPANIES WE MAY ACQUIRE IN THE FUTURE, WE MAY INCUR UNEXPECTED EXPENDITURES AND OUR GROWTH AND PROFITABILITY COULD BE ADVERSELY AFFECTED.

     If we are unable to integrate or successfully manage the combined companies or companies we may acquire in the future, we may not realize anticipated cost savings and revenue growth which may result in reduced profitability or operating losses. We intend to continue to integrate the management information, accounting and financial reporting systems, and some of the operational, administrative, purchasing and insurance practices, of the businesses we have acquired and may acquire in the future. The successful integration and management of acquired companies involve the following principal risks that could adversely affect our growth and profitability:

     - We may not be able to successfully integrate common systems and procedures without substantial costs, delays or other operations or financial problems.

     - Our management team may be unable to successfully manage the combined companies, or the integration may place significant demands on our management, diverting their attention from, and making it more difficult for them to manage, our operations.

     - Our existing operational, financial and management systems may be incompatible with or inadequate to effectively integrate and manage acquired systems and any steps taken to implement changes in our systems may not be sufficient.

     - Future acquisitions, if any, may result in liabilities and contingencies, which could be significant to our operations and related cash flows.

     - Future acquisitions, if any, may require substantial financial resources that otherwise could be used in the development of other aspects of our business.

     We cannot assure you that we will be able to successfully integrate any businesses, technologies or personnel that we might acquire in the future, and our failure to do so could adversely affect our business, prospects, operating results and financial condition.

A LOSS OF ONE OR MORE OF OUR KEY CLIENTS COULD CAUSE A SIGNIFICANT DECREASE IN OUR REVENUES.

     We have derived and may continue to derive a significant portion of our revenues from a limited number of clients. In fiscal 2000, AT&T Broadband Services, DIRECTV and Time Warner Cable accounted for 28%, 25% and 14%, respectively, of our revenues. The services required by any one client can be limited by a number of factors, including industry consolidation, technological developments, economic slowdown and internal budget constraints. Our clients are not obligated to purchase additional services and most of our contracts are cancelable on short notice. As a result of these factors, the volume of work performed for specific clients is likely to vary from period to period and a major client in one period may not use our services in a subsequent period. A temporary or permanent loss of any of our key clients could seriously harm our business.

MOST OF OUR CONTRACTS CAN BE CANCELED ON SHORT NOTICE, AND IF ONE OR MORE SIGNIFICANT CONTRACTS WERE CANCELED, WE MAY NOT BE ABLE TO GENERATE REVENUE AT OR EXCEEDING HISTORICAL LEVELS.

     Most of our contracts are cancelable on short notice, generally less than 90 days. Accordingly, we cannot assure you that our future revenues will approximate our historical performance. If any canceled contracts were not replaced with contracts from other clients, our revenues might decrease and our profitability could be adversely affected.

IF THE GROWTH IN THE BROADBAND COMMUNICATIONS INDUSTRIES DOES NOT CONTINUE OR CONTINUES SLOWER THAN ANTICIPATED, OUR CLIENTS MAY NOT REQUIRE THE SAME VOLUME OF SERVICES FROM US AND WE MAY NOT BE ABLE TO EXECUTE OUR GROWTH STRATEGY.

     The broadband communications industries have experienced a high rate of growth. If the rate of growth slows, and broadband service providers reduce their capital investments in upgrades or expansion of their systems, our clients may not require the same volume of services from us and we may not be able to execute our growth strategy. In that case, our profitability and our prospects could be adversely affected.

IF BROADBAND SERVICE PROVIDERS DECREASE THEIR RELIANCE ON INDEPENDENT COMPANIES FOR INSTALLATION, INTEGRATION, FULFILLMENT, AND LONG-TERM MAINTENANCE AND SUPPORT SERVICES, OUR REVENUES MAY DECLINE AND OUR BUSINESS COULD BE HARMED.

     Our success is dependent on the continued reliance by broadband service providers on independent companies like us for performance of their installation, integration, fulfillment, and long-term maintenance and support services. If these providers elect to perform these services themselves, our revenues may decline and our business could be harmed.

THE CONSOLIDATION OF BROADBAND SERVICE PROVIDERS COULD REDUCE THE NUMBER OF OUR CLIENTS OR POTENTIAL CLIENTS.

     Recently, the cable, telecommunications, and satellite and wireless industries have been characterized by significant consolidation activity. In addition, the consolidation of our clients could have the effect of reducing the number of our current or potential clients which could result in our dependence on a smaller number of clients.

NEW TECHNOLOGIES MAY EMERGE WHICH COULD REDUCE DEMAND FOR OUR SERVICES.

     Our industry is subject to rapid changes in technology. Existing technologies for transmission of video, voice and data are subject to potential displacement by various new technologies. New technologies may be developed that allow broadband service providers to deliver their services to consumers without a significant upgrade of their existing systems. Furthermore, new technologies may be developed that enable consumers to perform more easily their own installation and maintenance of the equipment required for the delivery of these services at their premises. Such technologies could reduce the need for installation, replacement and maintenance services, which could reduce the demand for our services.

IF WE ARE UNABLE TO KEEP PACE WITH RAPID TECHNOLOGICAL CHANGES IN OUR INDUSTRY, WE MAY LOSE CURRENT CLIENTS OR BE UNABLE TO OBTAIN NEW CLIENTS.

     We will need to be able to enhance our current service offerings to keep pace with technological developments and to address increasingly sophisticated client needs. We may not be successful in developing and marketing in a timely manner service offerings that respond to technological advances, and our services may not adequately or competitively address the needs of the changing marketplace. If we are not successful in responding in a timely manner to technological changes, market conditions and industry developments, we may lose current clients or be unable to obtain new clients and our business, prospects, operating results and financial condition could suffer.

WE MAY BE UNABLE TO SUCCESSFULLY COMPETE WITH OTHER COMPANIES IN OUR INDUSTRY.

     Our industry is fragmented and highly competitive. Accordingly, we cannot assure you that we will be able to maintain or enhance our competitive position. Historically, there have been relatively few barriers to entry into the markets in which we operate. As a result, any organization that has adequate financial resources and access to technical expertise may become one of our competitors. Competition in the industry depends on a number of factors, including price. Our competitors may have lower cost structures and may, therefore, be able to provide their services at lower rates than we can. We also face competition from the in-house service organizations of our existing or prospective clients which often employ personnel who perform some of the same types of services as we do. If we are unable to maintain or enhance our competitive position, our business, prospects, operating results and financial condition may suffer materially. You should read "Item 1. Business -- Competition" for additional information.

IF WE ARE UNABLE TO ATTRACT AND RETAIN QUALIFIED EMPLOYEES, WE MAY BE UNABLE TO MEET OUR CONTRACTUAL COMMITMENTS OR MAINTAIN THE QUALITY OF OUR SERVICE.

     Our ability to provide high-quality services on a timely basis requires that we employ an adequate number of field technicians. Accordingly, our ability to meet the demand for our services will be limited by our ability to attract, train and retain skilled personnel. Our industry is characterized by highly competitive labor markets and, like many of our competitors, we have historically experienced high rates of employee turnover. Furthermore, our labor expenses may increase as a result of a shortage in the supply of skilled personnel and our efforts to improve our employee retention, which could adversely impact our profitability. We cannot be certain that we will be able to improve our employee retention rates or maintain an adequate skilled labor force necessary to operate efficiently and to support our growth strategy. Failure to do so could impair our ability to operate efficiently and maintain our reputation for high quality service. This could also impair our ability to retain current clients and attract new clients which could cause our financial performance to decline. You should read "Item 1. Business -- Employees" for additional information.

OUR BUSINESS MAY BE HARMED IF WE INCREASE OUR STAFFING LEVELS IN ANTICIPATION OF A PROJECT AND UNDERUTILIZE OUR PERSONNEL BECAUSE THE PROJECT IS DELAYED, REDUCED OR TERMINATED.

     Since our business is driven by large, and sometimes multi-year, contracts, we forecast our personnel needs for future projected business. From time to time, we have increased our staffing levels in anticipation of a project which is subsequently delayed, reduced or terminated, and we have underutilized these additional personnel, which has increased our expenses. Any such underutilization in the future could harm our business.

IF WE WERE TO LOSE MEMBERS OF OUR SENIOR MANAGEMENT AND COULD NOT FIND APPROPRIATE REPLACEMENTS IN A TIMELY MANNER, OUR OPERATIONS COULD BE DISRUPTED AND OUR BUSINESS COULD BE ADVERSELY AFFECTED.

     Our success is substantially dependent upon the retention of, and the continued performance by, our senior management and other key employees, including certain key employees of the companies we have acquired and key employees of companies that we may acquire in the future. If any member of our senior management team becomes unable or unwilling to participate in our business and operations and we are not able to replace them in a timely manner, our business could suffer. We do not maintain "key man" life insurance policies on any member of our senior management or any of our key employees. You should read the discussion under "Item 10. Directors and Executive Officers of the Registrant" for information concerning the experience of some of these individuals.

WE MAY NOT BE ABLE TO GROW THROUGH ACQUISITIONS.

     Although we have no present intention to engage in acquisitions in the near term, we will not be able to grow through such acquisitions in the future if we cannot identify candidates and finance such transactions. If we are not able to use our common stock as part of the consideration for such acquisitions, we would be required to utilize our cash resources and borrowings available under our revolving credit facility. Using cash for acquisitions limits our financial flexibility and makes us more likely to seek additional capital through future debt or equity financings, which we cannot be certain will be available to us on acceptable terms. In addition, we are required to obtain the consent of our lenders for acquisitions.

ANTI-TAKEOVER PROVISIONS OF OUR CERTIFICATE OF INCORPORATION AND BYLAWS COULD MAKE AN ACQUISITION OF OUR COMPANY MORE DIFFICULT.

     Our certificate of incorporation and bylaws, and New Jersey law, include provisions that could delay or make it more difficult for a third party to acquire us or effect changes in our management, even if an acquisition or change in management would benefit our shareholders. These provisions include:

     - authorizing our Board of Directors to issue preferred stock without shareholder approval.

     - staggered terms for the members of our Board of Directors.

     - requiring advance notice of shareholder nominations for directors and limiting the ability of shareholders to call a meeting of shareholders.

     - statutory limits regarding business combinations.

WE HAVE SIGNIFICANT SHAREHOLDERS WHO MAY BE ABLE TO INFLUENCE MAJOR CORPORATE EVENTS AND MAY HAVE INTERESTS THAT DIFFER FROM THOSE OF OTHER SHAREHOLDERS.

     As a result of the transactions that combined the companies that now comprise Viasource, Crest Communications Holdings LLC presently beneficially owns approximately 23% of our common stock and may be deemed to control Viasource. In addition, members of our senior management beneficially own approximately 16% of our common stock. As a significant shareholder, Crest Communications will be able to influence the outcome of matters submitted to a vote of our shareholders, including the election of directors and the approval of any merger or consolidation involving us, or any sale of all or substantially all of our assets. Because our certificate of incorporation does not provide for cumulative voting for the election of directors, the holders of a majority of the shares voted at a meeting of our shareholders can elect all of the directors then standing for election. Our senior managers, to the extent they may vote in the same manner, will similarly be able to influence the outcome of matters submitted to the vote of our shareholders. Crest Communications and these management shareholders may have interests in such matters that differ from those of other shareholders. See "Item 12. Security Ownership of Certain Beneficial Owners and Management" for additional information.

SINCE OUR INITIAL PUBLIC OFFERING IN AUGUST 2000, THERE HAS BEEN A LIMITED TRADING MARKET FOR OUR COMMON STOCK AND WE CANNOT PREDICT THE EXTENT TO WHICH A MORE ACTIVE TRADING MARKET WILL DEVELOP FOR OUR COMMON STOCK.

     There has been a limited public market for our common stock since our initial public offering in August 2000. We cannot predict the extent to which a more active trading market will develop or how liquid that market might become.

THE PRICE OF OUR COMMON STOCK MAY BE VOLATILE WHICH MAY LEAD TO LOSSES BY INVESTORS.

     The trading price of our common stock could be subject to fluctuations in response to a number of factors, including:

     - variations in our results of operations,

     - developments that affect our industry,

     - changes in the overall economy, and

     - changes in the financial markets.

     The market price of our common stock is also influenced by market conditions for the common stock of our competitors and by changes in recommendations or earnings estimates by securities analysts. Volatility in the market price of our common stock could lead to losses by investors.

WE MAY EXPERIENCE QUARTERLY VARIATIONS IN REVENUES AND PROFITABILITY WHICH COULD RESULT IN INCREASED VOLATILITY OF THE PRICE OF OUR COMMON STOCK.

     We may experience quarterly variations in revenues and profitability, which could result in increased volatility of the price of our common stock. Quarterly variations may result from many factors, including:

     - fluctuations in demand for our services,

     - a change in the mix of our clients, contracts or business,

     - the budgetary spending patterns of our clients,

     - the timing and volume of work under new agreements,

     - the termination of existing agreements,

     - variations in the profitability of projects performed during any particular quarter,

     - shortages of qualified field technicians or of materials supplied by our clients that are necessary to the provision of our services,

     - costs we incurred to support growth internally or through acquisitions,

     - the timing of our expansion into new markets,

     - the timing of acquisitions,

     - the costs associated with integrating businesses we have acquired or may acquire in the future, and

     - adverse weather conditions that interfere with our ability to provide services.

FUTURE SALES BY EXISTING SHAREHOLDERS COULD DEPRESS THE MARKET PRICE OF OUR COMMON STOCK.

     Sales of a substantial number of shares of common stock in the public market, or the threat that substantial sales might occur, could cause the market price of our common stock to decrease. These factors could also make it difficult for us to raise capital by selling additional equity securities.

THERE ARE RISKS THAT MAY MAKE IT DIFFICULT FOR US TO ACHIEVE THE OUTCOMES ANTICIPATED IN OUR FORWARD-LOOKING STATEMENTS.

     Some of the statements in this Annual Report on Form 10-K are forward-looking statements that are subject to a number of risks and uncertainties, including statements about:

     - our business strategy,

     - our plans for growth,

     - our ability to keep pace with rapidly changing technologies,

     - the future growth of the industries we serve, and

     - the future level of reliance by broadband service providers on independent technology enabling companies like us.

ITEM 2.  PROPERTIES

     Our facilities generally fall into the following categories: corporate or divisional headquarter facilities, field/system offices (which serve as our dispatch centers, generally accommodating a large number of vehicles and sufficient warehousing capacity to provision our vehicles) and training facilities.

     Our corporate headquarters are located in leased space in Fort Lauderdale, Florida. Our other divisions operate from leased offices in New Providence, New Jersey, Lakewood, Colorado, Murfreesboro, Tennessee and Irvine, California. The total leased area is approximately 220,000 square feet and the total annual base rent for our headquarters and divisional facilities is approximately $1.8 million. The leases for those facilities have terms ranging from one to fifteen years.

     Our divisions also lease various district field offices, equipment yards, shop facilities and temporary storage locations. We also lease other smaller properties, as necessary. We believe that our facilities are generally adequate for our current needs. We do not anticipate difficulty in replacing such facilities or securing additional facilities, if needed.

     We operate a fleet of owned and leased service and support vehicles and utilize a variety of specialty installation equipment. The total size of our fleet is approximately 1,600 vehicles. We believe that these vehicles generally are well maintained and insured and adequate for our present operations. We believe that we will be able to lease or purchase this equipment at favorable prices due to our large size and the volume of our leasing and purchasing activity. In addition to Company owned and/or leased vehicles, we also utilize employee provided vehicles when available and cost-effective. The employee is required to maintain certain levels of insurance.

ITEM 3.  LEGAL PROCEEDINGS

     We occasionally are party to legal proceedings incidental to our ordinary business operations. At present, we are not currently a party to any pending legal proceedings that we believe could have a material adverse effect on our business, financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is traded on the Nasdaq National Market under the symbol "VVVV." Our common stock began trading on the Nasdaq National Market in August 2000. The following table sets forth for the periods indicated the high and low bid quotations per share for our common stock, as reported on the Nasdaq National Market. These bid quotations reflect inter-dealer prices, without retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions.

                                                               HIGH     LOW
                                                              ------   -----
Fiscal year ended December 30, 2000:
First Quarter...............................................      --      --
Second Quarter..............................................      --      --
Third Quarter (August 18, 2000 through September 30,
  2000).....................................................  $11.37   $5.63
Fourth Quarter..............................................  $ 6.44   $1.38

     As of April 11, 2001, there were approximately 3,300 record holders of our common stock.

     We have never declared a dividend or paid any dividends on our common stock. We currently intend to retain any future earnings for funding growth and, therefore, we do not anticipate paying cash dividends on our common stock in the foreseeable future. In addition, the terms of our debt limit our ability to pay cash dividends on our common stock. Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon our financial condition, operating results, capital requirements and other factors deemed relevant by our Board of Directors.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table presents our selected financial data. The selected financial data as of January 1, 2000 and December 30, 2000 and for the fiscal years ended January 2, 1999, and January 1, 2000 and December 30, 2000 are derived from our audited consolidated financial statements included elsewhere herein. The selected financial data as of January 2, 1999 and the fiscal year ended January 3, 1998 are derived from our audited consolidated financial statements, not included elsewhere herein. The selected financial data as of January 4, 1997 and January 3, 1998 and for the fiscal year ended June 1, 1996 and for the period from June 2, 1996 through January 4, 1997 have been derived from unaudited financial statements, which have been prepared on the same basis as the audited financial statements. In 1996, we changed our fiscal year from a 52/53 week year ending in May to a 52/53 week calendar year.

     The Company's historical results include the results of CRI from July 23, 1999, Telecrafter from September 7, 1999, D.S. Cable from April 21, 2000, Service Cable from May 4, 2000, Excalibur from June 1, 2000 and TeleCore from June 1, 2000, their respective acquisition dates. These acquisitions are all accounted for under the purchase method of accounting. See note 3 of the notes to our consolidated financial statements included elsewhere herein.

                            SELECTED FINANCIAL DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             PERIOD
                                                              FROM
                                                FISCAL      JUNE 2,
                                                 YEAR         1996                        FISCAL YEAR ENDED
                                                ENDED       THROUGH     -----------------------------------------------------
                                               JUNE 1,     JANUARY 4,   JANUARY 3,   JANUARY 2,    JANUARY 1,    DECEMBER 30,
                                                 1996         1997         1998         1999          2000           2000
                                              ----------   ----------   ----------   ----------   ------------   ------------
OPERATING DATA:
Revenues....................................   $20,039      $11,787      $25,707      $33,816       $61,396        $196,040
                                               -------      -------      -------      -------       -------        --------
Operating Expenses:
Cost of revenues............................    16,926       10,232       20,971       26,866        51,265         168,687
Selling, general and administrative.........     2,124        1,189        2,443        3,230         8,270          28,915
Depreciation and amortization...............       660          350          780          980         2,814          15,398
Recapitalization costs......................        --           --           --           --         1,108              --
Impairment loss on intangible assets and
  related goodwill..........................        --           --           --           --            --          52,912
                                               -------      -------      -------      -------       -------        --------
         Total operating expenses...........    19,710       11,771       24,194       31,076        63,457         265,912
                                               -------      -------      -------      -------       -------        --------
Income (loss) from operations...............       329           16        1,513        2,740        (2,061)        (69,872)
Interest income.............................        --           --           --           --            76             460
Interest expense............................       146           79          177          122         1,419           5,326
                                               -------      -------      -------      -------       -------        --------
Income (loss) before income taxes...........       183          (63)       1,336        2,618        (3,404)        (74,738)
Income tax provision (benefit)..............       105           42          747        1,203          (555)          2,205
                                               -------      -------      -------      -------       -------        --------
Net income (loss)...........................   $    78      $  (105)     $   589      $ 1,415       $(2,849)       $(76,943)
                                               =======      =======      =======      =======       =======        ========
Basic and diluted net income (loss) per
  share.....................................   $    --      $    --      $  0.03      $  0.07       $ (0.13)       $  (2.27)
                                               =======      =======      =======      =======       =======        ========
OTHER FINANCIAL DATA:
EBITDA......................................   $   989      $   366      $ 2,293      $ 3,720       $   753        $(54,474)
Capital expenditures........................       978          400        1,030        2,231         4,383          13,699
Cash flows provided by (used in) operating
  activities................................       835          334        1,660        2,236         1,903         (13,961)
Cash flows used in investing activities.....      (710)        (667)      (1,030)      (2,231)      (14,191)        (15,544)
Cash flows provided by (used in) financing
  activities................................      (308)         515          104         (315)       17,668          36,645

                                                                           AS OF
                                              ----------------------------------------------------------------
                                              JANUARY 4,   JANUARY 3,   JANUARY 2,   JANUARY 1,   DECEMBER 30,
                                                 1997         1998         1999         2000          2000
                                              ----------   ----------   ----------   ----------   ------------
BALANCE SHEET DATA:
Cash and cash equivalents...................   $   453      $ 1,187      $   877      $ 6,257       $13,397
Working capital.............................     1,716        1,899        1,926       11,949        19,038
Goodwill and other intangibles..............        --           --           --       32,618        97,382
         Total assets.......................     7,065        8,241        9,784       67,182       181,513
Long-term debt, net of current portion......     1,411        1,249          661       20,927        58,201
Redeemable common stock and warrants........        --           --           --        5,827            --
         Total shareholders' equity.........     2,915        3,428        4,818       26,649        85,394

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Some of the statements in this report, including statements regarding Viasource's business strategy and expectations, plans for growth and business relationships, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to a number of risks and uncertainties, which could cause Viasource's actual results to differ materially from those anticipated in such statements. Factors that could cause such results to differ include Viasource's limited operating history, competitive pricing pressures in Viasource's industry, provisions in Viasource's agreements with clients that permit cancellation on short notice and other factors discussed in Viasource's filings with the Securities and Exchange Commission ("SEC"), including the "Risk Factors" included herein. Viasource does not assume any obligation to update any such forward-looking statements.

     The following discussion and analysis contains statements of a forward-looking nature relating to future events or our future financial performance. This discussion and analysis should be read in conjunction with the financial statements and related notes which appear elsewhere herein.

OVERVIEW

     We derive revenues from providing installation, integration, fulfillment, and long-term maintenance and support services to broadband service providers on both a residential and commercial basis. We design, install and maintain LANs/WANs and other network applications on a commercial and residential basis.

     We operate in four reportable segments:

     - CABLE, which includes traditional and advanced cable television installation, disconnect, equipment recovery, account collection and system audit services,

     - TELEPHONY AND INTERNET, which includes installation and maintenance of digital subscriber line, or DSL, services, cable telephony and high-speed data services and other broadband services, as well as traditional telephony services for commercial and residential consumers,

     - SATELLITE AND WIRELESS, which includes installation, equipment conversion and maintenance services for direct broadcast satellite, or DBS, and other wireless technologies, and

     - PREMISE NETWORKING, STAFFING AND OTHER, which includes design, installation and maintenance of LANs/WANs and other network applications for commercial and residential consumers, as well as the provision of installation technicians to commercial customers.

     We provide services to our clients pursuant to service contracts, most of which are cancelable on short notice. Under the terms of such contracts, the client can typically terminate the contract with 30 to 90 days prior written notice. Historically, these service contracts have been awarded through a competitive bidding process, but recently we have experienced trends toward securing such contracts by negotiations. These service contracts provide for payment based on the installations or other services we provide. Revenues are generally recognized as services are performed, except that a portion of our satellite and wireless revenues has been deferred, discussed elsewhere herein.

     Cost of revenues is our principal expense and it consists mostly of labor-related expenses. The cost of revenues includes all costs of field service technicians, supervisory and quality control personnel, subcontractor costs, all costs related to the operation and maintenance of vehicles and equipment, cost of materials not supplied by the client, field office occupancy costs and insurance costs. Cost of revenues includes all direct costs of providing services under our contracts, other than depreciation on vehicles and equipment owned or utilized by us under capital leases. Typically, newly hired field technicians attend various Viasource developed and Viasource sponsored technical and safety training courses during the initial 30 days of employment. Viasource also provides a variety of continuing education programs designed to assist our employees in maintaining technical competence and professional certifications. Costs associated with operating and maintaining safety and training centers, including educational training and safety manuals, materials and supplies, occupancy costs and staffing costs, are charged to the cost of revenues. Included in cost of revenues are non-recurring, non-cash compensation charges associated with the amortization of unearned compensation related to certain stock and stock option grants issued during fiscal 1999 and the first six months of 2000 to certain employees and consultants for services rendered to us.

     Selling, general and administrative costs include all costs of executive personnel, certain clerical and administrative support personnel, occupancy costs, travel and entertainment costs, provision for doubtful accounts and accounting, legal, consulting and other professional fees. Included in selling general and administrative costs are compensation charges identified as special compensation charges as discussed above.

     Depreciation and amortization expenses include depreciation of property and equipment and amortization of goodwill and other intangibles. The goodwill and other intangibles are being amortized over periods ranging from 1 to 20 years with a weighted average life of 11 years.

     We have included EBITDA in our Management's Discussion and Analysis of Financial Condition and Results of Operations. We have presented EBITDA to enhance the reader's understanding of its operating results. EBITDA consists of net income (loss) excluding net interest, taxes, depreciation and amortization. EBITDA is provided because it is an important measure of financial performance commonly used in the telecommunications industry to determine the value of companies within the industry and to define standards for borrowing from institutional lenders. The reader should not construe EBITDA as an alternative to operating income, as an indicator of our operating performance or as an alternative to cash flows from operating activities as a measure of our liquidity, determined in accordance with generally accepted accounting principles. We may calculate EBITDA differently than other companies.

     We operate on a 52/53 week fiscal year basis. This discussion and analysis describes our results for fiscal 1998, fiscal 1999 and fiscal 2000.

     For further information, see our consolidated financial statements and notes thereto included elsewhere herein.

HISTORY AND RECENT ACQUISITIONS

     In June 1999, we effected a recapitalization in connection with an investor group led by Crest Communications, which purchased a controlling interest in Viasource from our then shareholders. We incurred $1.1 million of non-recurring transaction related expenses, principally for professional fees associated with the recapitalization.

     On July 23, 1999, we acquired all of the outstanding common stock of CRI in exchange for approximately $17.5 million of its common stock and an additional $4.3 million of common stock that was subject to an agreement with one of the former shareholders of CRI which gave the former shareholder the right to put the shares to us and one of our shareholders. On January 3, 2000, the former shareholder exercised the right to put 691,033 of the shares back to us. In consideration for these shares, we issued a $1.5 million promissory note, which was repaid upon completion of our initial public offering. In connection with this acquisition, we assumed an earn-out contingency, which was resolved in August 2000, which resulted in the issuance of an additional 66,294 shares of our common stock in the third quarter of 2000.

     On September 7, 1999, we acquired substantially all of the assets and assumed substantially all of the liabilities of Telecrafter for approximately $18.2 million, which we paid in a combination of cash, common stock and a promissory note.

     On April 21, 2000, we acquired substantially all of the assets and assumed substantially all of the liabilities of D.S. Cable for approximately $5.9 million, which we paid in a combination of cash, common stock and a promissory note. For the period from January 1, 2000 to April 21, 2000, D.S. Cable's revenues and operating loss was $0.9 million and $0.1 million, respectively.

     On May 4, 2000, we acquired substantially all of the assets and assumed substantially all of the liabilities of Service Cable for approximately $6.2 million, which we paid in a combination of cash, common stock, options and a promissory note. For the period from January 1, 2000 to May 4, 2000, Service Cable's revenues and operating loss was $1.8 million and $20,000, respectively.

     On June 1, 2000, we acquired Excalibur for approximately $25.4 million, which we paid in a combination of cash, common stock and a promissory note. The purchase price is subject to a post-closing adjustment based upon the increase, if any, in Excalibur's net worth, as adjusted, during the period from December 31, 1999 through the closing date (June 1, 2000). Management currently estimates that this post-closing adjustment will result in a payment by Viasource of approximately $1.1 million, which payment will be allocated among shares of Viasource common stock, cash and notes in the same proportions as the original purchase price was allocated. The post-closing adjustment is expected to be finalized by the second quarter of 2001. For the period from January 1, 2000 to June 1, 2000, Excalibur's revenues and operating loss was $19.2 million and $6.1 million, respectively. Included in the operating loss are $1.9 million and $2.5 million of bonus expense incurred by Excalibur under a bonus plan in May 2000 and special stock-based compensation, respectively. Also included in the operating loss is the effect of $5.6 million of deferred revenue associated with the DIRECTV conversion program.

     On June 1, 2000, we acquired TeleCore for approximately $86.8 million, which we paid in a combination of cash, common stock, preferred stock, common stock options and a promissory note. For the period from January 1, 2000 to June 1, 2000, TeleCore's revenues and operating loss was $12.9 million and $9.3 million, respectively. Included in the operating loss are $1.3 million of merger and other transaction expenses and $1.1 million of information system selection and development expenses. At the time of the acquisition, TeleCore was one of the nation's leading installers of DSL services. During the fourth quarter of fiscal 2000 a significant, fundamental shift occurred in the DSL industry. Substantially all of TeleCore's customers are experiencing severe financial difficulty. Most of TeleCore's DSL customers no longer have access to capital and some have recently filed for bankruptcy protection. Due to the resulting change in the market for TeleCore's services, there has been a significant impairment in the value of the customer relationships, trained workforce and related goodwill acquired in the business combination. In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS 121"), Viasource recorded a write-down of the carrying value of the customer relationships acquired and the related goodwill to fair value. An impairment loss of approximately $52.9 million was recognized in the fourth quarter of fiscal 2000 related to TeleCore's customer relationships, trained workforce and related goodwill.

     All of these acquisitions are accounted for under the purchase method of accounting. The operating results of the acquired companies are only included in our operating results from their respective dates of acquisition.

     Our historical financial condition and results of operations may not be indicative of our future results because of recent significant events, including:

     - the acquisitions of TeleCore, Excalibur, D.S. Cable and Service Cable,

     - the $127.4 million of goodwill and other intangibles incurred in connection with these acquisitions; after adjusting for the $52.9 million impairment loss on intangible assets and related goodwill, we will amortize the remaining goodwill and other intangible assets at a rate of $12.3 million per year over a period of 1 to 20 years with a weighted average life of 11 years,

     - a significant, fundamental shift has occurred in the DSL industry whereby substantially all of our customers are experiencing severe financial difficulties. Due to the resulting change in the market for our services, there has been a significant impairment in the value of the customer relationships acquired in the business combination as well as potential losses related to the provision for bad debts established for these DSL customers, and

     - the completion of the DirecTV-PrimeStar, conversion program during the fourth quarter of 2000 significantly reduced the number of installations that we performed compared to prior quarters. The current contract with DIRECTV has certain installation minimums, however we do not expect to reach the same level of installations during the first and second quarters of 2001 as we had completed during the conversion program during 1999 and 2000.

RESULTS OF OPERATIONS

     The following table presents certain operating and other financial data for the fiscal years 1998, 1999, and 2000.

                                                                      FISCAL YEARS
                                                              ----------------------------
                                                               1998     1999(1)   2000(2)
                                                              -------   -------   --------
                                                                     (IN THOUSANDS)
OPERATING DATA:
  Revenues..................................................  $33,816   $61,396   $196,040
  Operating expenses:
     Cost of revenues.......................................   26,866    51,265    168,687
     Selling, general and administrative....................    3,230     8,270     28,915
     Depreciation and amortization..........................      980     2,814     15,398
     Recapitalization costs.................................       --     1,108         --
     Impairment loss on goodwill and other intangibles......       --        --     52,912
                                                              -------   -------   --------
          Total operating expenses..........................   31,076    63,457    265,912
  Income (loss) from operations.............................    2,740    (2,061)   (69,872)
                                                              -------   -------   --------
  Interest income...........................................       --        76        460
  Interest expense..........................................      122     1,419      5,326
                                                              -------   -------   --------
  Income (loss) before income taxes.........................    2,618    (3,404)   (74,738)
  Income tax provision (benefit)............................    1,203      (555)     2,205
                                                              -------   -------   --------
  Net income (loss).........................................  $ 1,415   $(2,849)  $(76,943)
                                                              =======   =======   ========
OTHER FINANCIAL DATA:
  EBITDA (3)................................................  $ 3,720   $   753   $(54,474)
                                                              =======   =======   ========

---------------

(1) Includes the results of CRI from July 23, 1999 and Telecrafter from September 7, 1999, their respective acquisition dates.
(2) Includes the results of D.S. Cable from April 21, 2000, Service from May 4, 2000, Excalibur from June 1, 2000 and TeleCore from June 1, 2000, their respective acquisition dates.
(3) Includes the $52.9 million impairment loss on intangible assets and related goodwill for the fiscal year ended December 30, 2000.

     The following table presents certain selected financial data for our operating segments, as well as our corporate expenses (which include certain financing costs, employee benefit costs and other selling, general and administrative expenses), for the fiscal years 1998, 1999 and 2000.

                                                                      FISCAL YEARS
                                                              ----------------------------
                                                               1998     1999(1)   2000(2)
                                                              -------   -------   --------
                                                                     (IN THOUSANDS)
REVENUES:
  Cable.....................................................  $22,387   $45,501   $ 92,775
  Telephony and Internet....................................    4,261     8,221     42,785
  Satellite and Wireless....................................    7,047     7,125     49,548
  Premise Networking, Staffing and Other....................      121       549     10,932
                                                              -------   -------   --------
          Total.............................................  $33,816   $61,396   $196,040
                                                              =======   =======   ========
DEPRECIATION AND AMORTIZATION:
  Cable.....................................................  $   702   $ 2,027   $  4,057
  Telephony and Internet....................................      153       373      8,017
  Satellite and Wireless....................................      121       295      2,018
  Premise Networking, Staffing and Other....................        4        50      1,024
  Corporate.................................................       --        69        282
                                                              -------   -------   --------
          Total.............................................  $   980   $ 2,814   $ 15,398
                                                              =======   =======   ========
INCOME (LOSS) FROM OPERATIONS
  Cable.....................................................  $ 3,359   $ 2,295   $  4,856
  Telephony and Internet (3)................................      822     2,020    (64,129)
  Satellite and Wireless....................................      479    (1,163)    (2,645)
  Premise Networking, Staffing and Other....................       (7)      (80)    (1,903)
  Corporate.................................................   (1,913)   (5,133)    (6,051)
                                                              -------   -------   --------
          Total.............................................  $ 2,740   $(2,061)  $(69,872)
                                                              =======   =======   ========

---------------

(1) Includes the results of CRI from July 23, 1999 and Telecrafter from September 7, 1999, their respective acquisition dates.
(2) Includes the results of D.S. Cable from April 21, 2000, Service Cable from May 4, 2000, Excalibur from June 1, 2000 and TeleCore from June 1, 2000, their respective dates of acquisition.
(3) Includes an impairment loss recognized on intangible assets and related goodwill for the fiscal year ended December 30, 2000.

  Fiscal Year Ended December 30, 2000 Compared to Fiscal Year Ended January 1, 2000

     REVENUES. Total revenues for fiscal 2000 were $196.0 million, an increase of $134.6 million, or 219%, as compared to total revenues of $61.4 million for fiscal 1999. Of this increase, $59.7 million, or 44%, was attributable to the companies acquired in fiscal 1999 and $52.3 million, or 39% related to the companies acquired during fiscal 2000, and the balance of 17% was attributable to internal growth. We diversified our revenue mix during fiscal 2000, whereby we are no longer dependent on one primary revenue source.

     In fiscal 2000, we recognized $92.8 million of revenue from our Cable segment, as compared to $45.5 million in the prior fiscal year, an increase of 104%. This increase resulted primarily from revenues contributed by the 2000 acquisitions of $4.1 million and $39.4 million relating to the 1999 acquisitions, which were included in fiscal 1999 for only a partial period. Cable revenues represented 47% of our total revenue in fiscal 2000 as compared to 74% of our total revenue in fiscal 1999.

     We recognized $42.8 million of revenues in fiscal 2000 from our Telephony and Internet segment, as compared to $8.2 million in fiscal 1999, an increase of 420%. The increase includes $11.3 million of DSL revenue from our acquisition of TeleCore during 2000 and the increased volume from the installation of high speed data, cable modem and cable telephony services. Telephony and Internet revenues represented 22% of our total revenue in fiscal 2000 as compared to 13% of total revenue in fiscal 1999.

     A significant, fundamental shift has occurred in the DSL industry whereby substantially all of our customers are experiencing severe financial difficult. Most of TeleCore's DSL customers no longer have access to capital and some have recently filed for bankruptcy protection. Due to the resulting change in the market for TeleCore's services, there has been a significant impairment in the value of the customer relationships acquired in the business combination and we believe that our telephony and internet revenues in the future will significantly be reduced by this change.

     We recognized $49.5 million of revenues in fiscal 2000 from Satellite and Wireless, as compared to $7.1 million in fiscal 1999, an increase of $42.4 million or 595%. The increase during 2000 is primarily due to the acquisition of Excalibur during 2000, which contributed $22.3 million of revenue for satellite and wireless. The remaining difference relates to the increased demand for our services primarily related to the conversion program discussed below that continued through the fourth quarter of 2000. Our clients, DIRECTV and Primestar merged in the first half of 1999. After the merger, DIRECTV initiated a conversion of PRIMESTAR's customers to its own technology platform, which increased the demand for our services since the third quarter of 1999. The conversion program ended in late 2000. Of the revenues derived from the conversion program in fiscal 1999 and 2000, $1.5 million and $7.7 million were subject to potential charge-backs and are recorded as deferred revenue. During 1999 and 2000, we recognized these amounts as revenues as the right of charge-back expired over a period of 16 months. Also during 2000, we signed a five-year contract with DIRECTV. We believe that none of the revenue associated with the new contract is subject to potential charge-back and would not require a revenue deferral. The completion of the conversion program during the fourth quarter of 2000 significantly reduced the number of installations that we performed compared to prior quarters. The current contract with DIRECTV has certain installation minimums, however we do not expect to reach the same level of installations during the first and second quarter of 2001 as we had completed during the conversion program during 1999 and 2000. Satellite and Wireless revenues represented 25% of our total revenue in fiscal 2000 primarily associated with the conversion program as compared to 11.6% of total revenue in fiscal 1999.

     COST OF REVENUES. Cost of revenues for fiscal 2000 was $168.6 million, an increase of $117.6 million, or 231%, as compared to cost of revenues of $51.0 million in fiscal 1999. The increase in cost of revenues directly relates to the increased revenue discussed above, and our recent acquisitions and increased demand for our services. During the third quarter of 2000, we incurred approximately $1.8 million in costs to maintain infrastructure and workforce in anticipation of the alliance with DIRECTV.

     During 1999, our clients, DIRECTV and PRIMESTAR, merged, and they focused on integrating their businesses. We experienced lower demand for its services from them and lower revenue levels, but we had to maintain our service personnel and infrastructure in place so that we would be able to supply services to these clients when the demand for our services resumed. As a result, we experienced lower margins in our Satellite and Wireless segment. The increased cost of revenues for fiscal 1999 also reflects higher costs associated with conversion services performed for DIRECTV and higher direct costs of services related to the acquired companies.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for fiscal 2000 were $28.9 million, an increase of $20.6 million, or 250%, as compared to $8.3 million in fiscal 1999. Of the increase during fiscal 2000, the companies acquired in fiscal 2000 contributed $6.3 million, or 33% and the companies acquired in fiscal 1999 contributed $5.9 million, or 31%. In addition, provisions for doubtful accounts amounted to $1.3 million, the investment in infrastructure and personnel to support our combined operations contributed $6.4 million and special compensation charges amounted to $1.0 million. The increased provision for doubtful accounts relates to the delinquencies and bankruptcies or pending bankruptcies associated with our DSL customers.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses for fiscal 2000 was $15.4 million, an increase of $12.6 million, or 449%, as compared to depreciation and amortization expenses of $2.8 million in fiscal 1999. The increase reflects $2.9 million of additional depreciation resulting from capital expenditures incurred in the ordinary course of business and assets acquired in the acquisitions completed in fiscal 1999 and 2000 and $9.7 million of amortization of goodwill and other intangible assets related to these acquisitions. As discussed below, we incurred an impairment loss on intangible assets and related goodwill of $52.9 million. The resulting impairment loss will reduce goodwill amortization in future periods, on an annual basis by $5.7 million.

     IMPAIRMENT LOSS ON INTANGIBLE ASSETS AND RELATED GOODWILL. In June 2000, we acquired all the outstanding common stock of TeleCore. The excess of purchase price over net deficit acquired was allocated to identifiable intangibles and goodwill, including $45.0 million allocated to customer relationships and $3.4 million allocated to trained work force. At the time of the acquisition, TeleCore was the largest independent provider of DSL technology enabling services in the United States. During the fourth quarter of fiscal 2000 a significant fundamental shift occurred in the DSL industry where the competitive environment has given the regional bell operating companies an advantage over Viasource's data local exchange carrier customers ("DLECs"). Consequently, many of our DSL customers have experienced severe financial difficulty resulting in a permanent impairment of our customer relationship intangible assets. In addition, certain of our DSL customers no longer have access to capital and some have recently filed for bankruptcy protection. Due to the resulting change in the market for our services, an impairment occurred in the value of the customer relationships acquired in the business combination.

     An impairment loss of $52.9 million was recognized in the fourth quarter of fiscal 2000 and is included in the caption "Impairment loss on intangible assets and related goodwill" in the accompanying statement of operations. Our DSL enabling services are included in the Telephony and Internet business segment.

     OPERATING LOSS. For fiscal 2000, we recognized an operating loss of $69.9 million, as compared to an operating loss of $2.1 million in fiscal 1999. Included in the operating loss in 2000 is the $52.9 million impairment loss on intangible assets and related goodwill, $2.3 million of special compensation charges, deferred revenue of $6.2 million and $10.4 million of amortization of goodwill attributed to the 1999 and 2000 acquisitions. Included in the 1999 operating loss, is $1.2 million attributable to the special compensation charges, $1.1 million attributable to recapitalization costs, deferred revenue of $1.5 million and $.7 million related to the amortization of goodwill.

     Operating income from Cable was $4.8 million in fiscal 2000 as compared to $2.3 million in the prior fiscal year, an increase of 107%. The increased demand for our services and efficiencies attributed to the recent acquisitions provided us with higher operating income attributed to this segment. Telephony and Internet operating loss was $64.1 million in fiscal 2000 as compared to operating income of $2.0 million in the prior fiscal year. The acquisition of TeleCore contributed $65.5 million of loss primarily related to the amortization of goodwill and other intangible assets, the impairment loss on intangible assets and related goodwill and the problems attributed to the DSL industry.

     Operating loss from Satellite and Wireless was $2.6 million in fiscal 2000 as compared to $1.2 million in the prior fiscal year. During 1999, our DBS clients, DIRECTV and PRIMESTAR, merged and as they focused on integrating their businesses, we experienced lower demand for our services from our clients and lower revenue levels during 1999 and late 2000. From the third quarter of 1999 to the fourth quarter in 2000, we experienced increased demand for our services related to the conversion program discussed above. Of the revenues derived from this program in fiscal 1999 and 2000, $1.5 million and $7.7 million were subject to potential charge-backs and were recorded as deferred revenue.

     INTEREST EXPENSE. For fiscal 2000, interest expense was $5.3 million, an increase of $3.9 million as compared to interest expense of $1.4 million in fiscal 1999. The increased interest expense was due to higher debt levels incurred in connection with the 1999 and 2000 acquisitions and the amortization of financing transaction costs and fees.

     INCOME TAX PROVISION (BENEFIT). We had a provision for income taxes of $2.2 million for fiscal 2000 as compared to a benefit of $0.6 million in fiscal 1999. The effective tax rate differs from the federal statutory tax rate due to the amortization of goodwill and other intangible assets that do not provide a tax benefit, impairment loss on intangible assets and related goodwill and certain other business expenses that are not deductible for tax purposes. During the fiscal year ended December 30, 2000, we established a valuation allowance of $5.4 million related to our net deferred tax assets. Management believes, based on our history of operating losses and ability to generate future taxable income, it is more likely than not we will not be able to recognize these deferred tax assets.

     NET INCOME (LOSS). We recognized a net loss of $76.9 million for fiscal 2000, as compared to a net loss of $2.1 million in fiscal 1999. The 2000 net loss was primarily related to the impairment loss on intangible assets and related goodwill of $52.9 million, goodwill amortization of $10.4 million, deferred revenue of $6.2 million and special compensation charges of $2.3 million. The 1999 net loss was substantially due to the deferred revenues, special compensation charges and recapitalization costs of $1.5 million, $1.2 million and $1.1 million, respectively.

     EBITDA. For fiscal 2000, EBITDA was a negative $54.5 million, a decrease of $55.3 million, as compared to a positive EBITDA of $0.8 million in fiscal 1999. The 2000 decrease primarily related to the impairment loss on intangible assets and related goodwill, deferred revenue and special compensation charges of $52.9 million, $6.2 million and $2.3 million, respectively.

  Fiscal Year Ended January 1, 2000 Compared to Fiscal Year Ended January 2,
  1999

     REVENUES. Total revenues for fiscal 1999 were $61.4 million, an increase of $27.6 million, or 81.6%, as compared to total revenues of $33.8 million for fiscal 1998. Of this increase, $21.3 million, or 77.2%, was attributable to the companies acquired in fiscal 1999 and $6.3 million, or 22.8%, was attributable to internal growth reflecting increased demand for our services.

     In fiscal 1999, we recognized $45.5 million of revenue from our Cable segment, as compared to $22.4 million in the prior fiscal year, an increase of 103.2%. This increase resulted primarily from revenues contributed by acquired companies of $19.7 million and increased volumes for installations, collections, disconnects and other cable services of $3.4 million. Cable revenues represented 74.1% of our total revenue in fiscal 1999 as compared to 66.2% of its total revenue in fiscal 1998.

     We recognized $8.2 million of revenues in fiscal 1999 from our Telephony and Internet segment, as compared to $4.3 million in fiscal 1998, an increase of 92.9%. This increase resulted primarily from increased consumer demand for broadband services, high-speed data and Internet access and cable telephony. Telephony and Internet revenues represented 13.4% of its total revenue in fiscal 1999 as compared to 12.6% of our total revenue in fiscal 1998.

     We recognized $7.1 million of revenues in fiscal 1999 from Satellite and Wireless, as compared to $7.0 million in fiscal 1998. After our clients, DIRECTV and PRIMESTAR, merged in the first half of 1999, they focused on integrating their businesses and as a result we experienced lower demand for its services from them and lower revenue levels. Since the third quarter of 1999, we have experienced increased demand for services related to the conversion program. Of the revenues derived from this program in fiscal 1999, $1.5 million are subject to potential charge-backs and are recorded as deferred revenue. We recognized these amounts as revenue as the right of charge-back expired over a period of 16 months. Satellite and Wireless revenues represented 11.6% of our total revenue in fiscal 1999 as compared to 20.8% of total revenue in fiscal 1998.

     COST OF REVENUES. Cost of revenues for fiscal 1999 was $51.0 million, an increase of $24.1 million, or 89.9%, as compared to cost of revenues of $26.9 million in fiscal 1998. After our clients, DIRECTV and PRIMESTAR, merged in the first half of 1999, we experienced lower margins in our Satellite and Wireless segment. The increased cost of revenues for fiscal 1999 also reflects higher costs associated with conversion services performed for DIRECTV, $0.3 million of special compensation charges related to stock option grants issued to certain employees and consultants, and higher direct costs of services related to the acquired companies, partially offset by lower costs in our Telephony and Internet segment due to improved labor and equipment utilization.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for fiscal 1999 were $8.3 million, an increase of $4.9 million, or 148%, as compared to $3.2 million in fiscal 1998. Of the increase, the companies acquired in fiscal 1999 contributed $2.1 million, or 51.2%, and the investment in infrastructure and personnel to support our combined operations contributed $2.0 million. During fiscal 1999, we incurred non-cash, special compensation charges of $0.9 million as a result of certain stock option grants we made to employees and consultants.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses for fiscal 1999 were $2.8 million, an increase of $1.8 million, or 187.1%, as compared to depreciation and amortization expenses of $1.0 million in fiscal 1998. The increase reflects $1.1 million of additional depreciation resulting from capital expenditures incurred in the ordinary course of business and assets acquired in the acquisitions completed in fiscal 1999 and $0.7 million of amortization of goodwill and other intangible assets related to these acquisitions.

     RECAPITALIZATION COSTS. During fiscal 1999, we effected a recapitalization in connection with which an investor group led by Crest Communications acquired 6,470,588 shares of common stock for $11.0 million directly from the then shareholders of Viasource. In addition, Crest Communications provided us with $5.0 million of bridge equity financing. We incurred $1.1 million of non-recurring transaction related expenses, principally for professional fees associated with the recapitalization.

     OPERATING INCOME (LOSS). For fiscal 1999, we recognized an operating loss of $2.1 million, as compared to operating income of $2.7 million in fiscal 1998. Included in this operating loss is $1.2 million attributable to the special compensation charges and $1.1 million attributable to recapitalization costs. If we had not incurred the recapitalization expenses and special compensation charges in fiscal 1999, it would have recognized operating income of $0.2 million.

     Operating income from Cable was $2.3 million in fiscal 1999 as compared to $3.4 million in the prior fiscal year, a decrease of 31.7%. Higher direct cost of revenues from the acquired companies, due to their higher field service and administrative costs, was the primary factor for the decline in operating income. Telephony and Internet operating income was $2.0 million in fiscal 1999 as compared to $0.8 million in the prior fiscal year, an increase of 145.7%. Improved pricing and higher labor productivity were the primary factors contributing to the higher operating income in the Telephony and Internet segment.

     Operating loss from Satellite and Wireless was $1.2 million in fiscal 1999 as compared to operating income of $0.5 million in the prior fiscal year. After our clients, DIRECTV and PRIMESTAR, merged in the first half of 1999, they focused on integrating their businesses and we experienced lower demand for its services from these clients and lower revenue levels. At the same time, we maintained our service personnel and infrastructure in place so that it would be able to supply these services when the demand resumed.

     INTEREST EXPENSE. For fiscal 1999, interest expense was $1.4 million, an increase of $1.3 million as compared to interest expense of $0.1 million in fiscal 1998. The increased interest expense was due to higher debt levels incurred in connection with our acquisition of Telecrafter and the amortization of direct financing transaction costs and fees.

     INCOME TAX PROVISION (BENEFIT). We had a benefit for income taxes of $0.6 million for fiscal 1999 as compared to a provision for income taxes of $1.2 million in fiscal 1998. The effective tax rate differs from the federal statutory tax rate due to the amortization of goodwill and other intangible assets that do not provide a tax benefit, and certain other business expenses that are not deductible for tax purposes.

     NET INCOME (LOSS). We recognized a net loss of $2.8 million for fiscal 1999, as compared to net income of $1.4 million in fiscal 1998. The net loss was substantially due to the non-recurring special compensation charges and the recapitalization costs of $1.2 million and $1.1 million, respectively.

     EBITDA. For fiscal 1999, EBITDA was $0.8 million, a decrease of $3.0 million, or 79.8%, as compared to $3.7 million in fiscal 1998. The decrease was primarily due to the non-recurring special compensation charges and the recapitalization costs of $1.2 million and $1.1 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     We have funded our working capital requirements, capital expenditures and acquisitions to date through a combination of internally generated funds, operating and capital lease financing arrangements, long-term revolving credit and term note facilities, private equity contributions and the proceeds from the initial public offering. We intend to continue to finance these expenditures through internally generated funds, long-term credit facilities and equity financings.

     For fiscal 2000, net cash used in operating activities was $14.0 million. The net cash used in operating activities related to a net loss of $76.9 million, partially offset by non-cash charges of $52.9 million for the impairment loss on intangible assets and related goodwill and $15.4 million for depreciation and amortization. After including non-cash charges, we used $8.0 million to expand our operations and to finance our internal growth. Net cash provided by operating activities was $2.2 million and $1.9 million in fiscal 1998 and 1999, respectively. Net cash provided by operating activities in 1999 of $1.9 million consisted of a net loss of $2.8 million offset by non-cash charges of $3.5 million and a decrease in working capital of $1.2 million.

     For fiscal 2000, net cash used in investing activities for capital expenditures was $11.6 million as compared to $4.4 million in 1999. The increase in capital expenditures for fiscal 2000 and 1999 reflects the expansion of our business both geographically and by service offerings. In addition, we invested $2.1 million in integrated financial and management operating systems. We intend to spend an additional $800,000 through the end of the second quarter of 2001 relating to the integrated financial and management operating systems.

     During fiscal 2000, the net cash used of $1.6 million related to the 2000 acquisitions of D.S Cable, Service Cable, Excalibur and TeleCore. During 1999, we used net cash of $9.3 million to acquire Telecrafter and CRI.

     In fiscal 2000, net cash provided by financing activities was $36.6 million, which consisted of net cash proceeds of $35.5 million relating to our initial public offering. In August 2000, we completed our initial public offering whereby we sold 5,000,000 shares of common stock for $8.00 a share for gross proceeds of $40 million. In September 2000, an over allotment of 750,000 shares was sold for $8.00 a share for gross proceeds of $6 million. We received $3 million of proceeds from the over allotment and a selling shareholder received the remaining proceeds. The costs associated with the initial public offering were $7.6 million. The proceeds from the offering were used for general corporate purposes and the repayment of the following indebtedness:

     - $3.7 million of notes we issued to shareholders in our recent acquisitions of Telecrafter and D.S. Cable,

     - $5.1 million of other indebtedness assumed in our acquisition of TeleCore, and

     - $1.5 million of other indebtedness.

     In fiscal 1999, net cash provided by financing activities was $17.7 million, which included net cash proceeds consisting of $15.0 million from our term note with GECC and $4.9 million from the sale of common stock offset by $4.0 million of treasury stock purchases and $1.7 million of long-term debt repayments. In addition, in fiscal 1999 we received bridge equity financing of $5.0 million, which was repaid with the proceeds of the sale of common stock.

     In September 1999, we entered into a subordinated credit agreement with General Electric Capital Corporation ("GECC"), which provided for initial borrowings of $15.0 million under a term note. This facility, which matures on September 7, 2004, bears interest at 4% over LIBOR or 2.75% over the prime rate, at our option. The facility is secured by all of our assets, including the stock of our subsidiaries. We incurred financing costs of approximately $1.7 million in connection with the term note, which costs include the value of warrants we issued and are being amortized using the effective interest rate method over the life of the term note. The proceeds from the term note were used to fund the $10.5 million cash consideration in our acquisition of Telecrafter, to repay debt and to fund general working capital needs. On August 17, 2000, GECC waived the requirement that we repay the subordinated facility upon the successful completion of our initial public offering.

     In March 2000, we entered into our current $15.0 million senior revolving credit facility with GECC. This facility, which matures on September 7, 2004, includes a $12.0 million revolving credit facility and a sub-facility of up to $3.0 million for letters of credit, and is secured by all of our assets, including the stock of our subsidiaries. We are required to pay an annual non-utilization fee equal to 0.50% of the unused portion of the facility. The initial borrowings of $5.2 million under this facility were used to repay all outstanding principal amounts under previous senior bank credit facilities and bank equipment loans. We borrowed an additional $6.5 million under this facility in connection with our acquisitions of TeleCore, Excalibur, D.S. Cable and Service Cable. In connection with the 2000 acquisitions, on May 31, 2000, we amended our subordinated credit agreement and senior revolving facility, which changed certain of the financial covenants. On August 15, 2000, we entered into an amendment to our revolving credit facility to increase our available borrowing capacity to $25 million, including the sub-facility of up to $3.0 million for letters of credit. GECC has waived certain debt compliance covenants during 2000 and 2001. On April 13, 2001, the Company executed an amendment to the term note and revolving credit facility, which changed its financial covenants relating to coverage ratios such as leverage, debt service and capital expenditures for fiscal 2001.

     We have approximately $5.0 million available for future borrowings including approximately $3.0 million available for letters of credit under our revolving credit facility. While we have no specific plans to borrow additional amounts under our revolving credit facility, we will draw on it as needed to fund our operations in the ordinary course of business. We have outstanding approximately $22.3 million of subordinated notes issued to shareholders in our 2000 acquisitions of TeleCore, Excalibur and Service Cable. The notes payable to former stockholders have stated maturity dates in November 2001, however all of these notes are subordinate to the GECC term note and revolving credit facility and all principal and interest payments are contingent upon the repayment of the GECC term note and revolving credit facility. As a result, the subordinated notes and related accrued interest have been classified as long term debt in the accompanying consolidated balance sheets.

     During 2001, we intend to implement a workforce automation software that will enable us to create an integrated wireless workforce management platform. Based on the anticipated user level, the total cost of the software is $1.5 million, annual maintenance costs are approximately $330,000 and consulting services relating to implementation and training are estimated to be $1.5 million. The hardware costs relating to this projects is estimated to be approximately $1.0 million. The first phase of this project is expected to be completed by the fourth quarter of 2001. The above project is contingent upon certain approvals and securing adequate financing.

     We expect that our capital resources, together with existing cash and cash equivalents, will be sufficient to meet our financial obligations at our current levels of business for at least the next twelve months. We are currently investigating various sources of additional financing. There can be no assurances that such additional financings will be available on terms acceptable to us. Our needs for additional capital are dependent on our future operating results and cash flows including our debt repayment requirements and borrowing availability. Our future operating results and cash flows may be affected by a number of factors including our success in securing future service contracts, integrating existing and future acquisitions and managing controllable costs.

SEASONALITY; FLUCTUATIONS OF QUARTERLY RESULTS

     Our operations are seasonal, generally resulting in higher revenues and operating profits in the second and third quarters compared to the first and fourth quarters of the year, except that our satellite and wireless segment experience higher revenue during the fourth quarter. Quarterly variations in operating results may result from many factors, including fluctuations in demand for services, a change in the mix of clients, the timing and volume of work under new agreements, the termination of existing agreements, variations in the profitability of projects performed during any particular quarter, the length of sales cycles, costs incurred to support growth internally, the timing of expansion in new markets, the timing of acquisitions, the costs associated with integrating businesses, and adverse weather conditions that interfere with the ability to provide services. As a result, our operating results in any particular quarter may not be indicative of the results that can be expected for any other quarter or the entire year.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 as amended, is effective for fiscal years beginning after June 15, 2000. SFAS 133 requires that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. Changes in derivative's fair value will be recognized in income unless specific hedge accounting criteria are met. We will adopt SFAS 133, as amended, beginning December 31, 2000, and do not anticipate that it will have a material impact on our consolidated financial statements.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Our senior revolving credit facility and subordinated term note facility with GECC bear interest at floating rates. Accordingly, we are exposed to potential losses related to changes in interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. As of December 30, 2000, approximately 58% of our outstanding borrowings are exposed to interest rate risk. Assuming a 100 basis point increase in interest rates, based on our indebtedness outstanding on that date, our annual interest expense would increase by approximately $0.4 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         INDEX TO FINANCIAL STATEMENTS

                VIASOURCE COMMUNICATIONS, INC. AND SUBSIDIARIES

                                                              PAGE
                                                              ----
FINANCIAL STATEMENTS:
  VIASOURCE COMMUNICATIONS, INC. AND SUBSIDIARIES
     Report of Independent Certified Public Accountants.....   26
     Consolidated Balance Sheets as of January 1, 2000 and
      December 30, 2000.....................................   27
     Consolidated Statements of Operations for the Fiscal
      Years Ended January 2, 1999, January 1, 2000 and
      December 30, 2000.....................................   28
     Consolidated Statements of Shareholders' Equity for the
      Fiscal Years Ended January 2, 1999, January 1, 2000
      and December 30, 2000.................................   29
     Consolidated Statements of Cash Flows for the Fiscal
      Years Ended January 2, 1999, January 1, 2000 and
      December 30, 2000.....................................   30
     Notes to Consolidated Financial Statements.............   31
Schedule II -- Valuation and Qualifying Accounts............   53

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To Viasource Communications, Inc.:

     We have audited the accompanying consolidated balance sheets of Viasource Communications, Inc. (a New Jersey corporation) and subsidiaries as of January 1, 2000 and December 30, 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three fiscal years in the period ended December 30, 2000. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Viasource Communications, Inc. and subsidiaries as of January 1, 2000 and December 30, 2000, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 30, 2000 in conformity with accounting principles generally accepted in the United States.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to auditing procedures applied in the audits in the basic financial statements and, in our opinion, fairly states in all material aspects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Fort Lauderdale, Florida,
  March 19, 2001 (except with respect to the matter discussed in the fourth paragraph of Note 9, as to which the date is April 13, 2001)

                VIASOURCE COMMUNICATIONS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                              JANUARY 1, 2000   DECEMBER 30, 2000
                                                              ---------------   -----------------
                                             ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................    $ 6,257,290       $ 13,396,907
  Restricted cash...........................................        550,000          1,348,854
  Accounts receivable, net..................................     15,097,378         36,438,835
  Supply inventory..........................................      1,064,554          4,040,137
  Prepaid expenses and other................................      1,875,541          1,581,377
                                                                -----------       ------------
          Total current assets..............................     24,844,763         56,806,110
PROPERTY AND EQUIPMENT, net.................................      7,660,278         25,063,934
GOODWILL AND OTHER INTANGIBLES, net.........................     32,617,953         97,382,300
OTHER ASSETS................................................      2,058,894          2,260,899
                                                                -----------       ------------
                                                                $67,181,888       $181,513,243
                                                                ===========       ============

                              LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt.........................    $ 1,249,764       $  3,046,847
  Accounts payable..........................................      2,658,910         13,469,335
  Accrued expenses..........................................      8,238,252         13,549,079
  Deferred revenue..........................................        748,468          7,702,807
                                                                -----------       ------------
          Total current liabilities.........................     12,895,394         37,768,068
                                                                -----------       ------------
LONG-TERM DEBT..............................................     20,927,108         58,200,629
                                                                -----------       ------------
DEFERRED REVENUE............................................        705,139                 --
                                                                -----------       ------------
DEFERRED TAX LIABILITY......................................        178,344            150,304
                                                                -----------       ------------
REDEEMABLE COMMON STOCK AND WARRANTS
  (Redemption value of $5,826,842 and $0 at January 1, 2000
     and December 30, 2000).................................      5,826,842                 --
                                                                -----------       ------------
COMMITMENTS AND CONTINGENCIES (Note 12)

SHAREHOLDERS' EQUITY:
  Preferred stock, no par value, 15,000,000 shares
     authorized, no shares outstanding......................             --                 --
  Common stock, no par value, 115,000,000 shares authorized,
     29,617,924 and 45,516,690 shares issued and 27,264,983
     and 42,472,729 outstanding.............................     31,479,212        165,090,893
  Common stock purchase warrants............................        250,000                 --
  Deferred compensation.....................................     (3,278,153)          (779,175)
  Accumulated other comprehensive income (loss).............        160,905            (11,337)
  Retained earnings (accumulated deficit)...................      2,037,097        (74,906,139)
  Treasury stock, 2,352,941 and 3,043,974 shares at cost....     (4,000,000)        (4,000,000)
                                                                -----------       ------------
          Total shareholders' equity........................     26,649,061         85,394,242
                                                                -----------       ------------
                                                                $67,181,888       $181,513,243
                                                                ===========       ============

        The accompanying notes are an integral part of these statements.

                VIASOURCE COMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    FISCAL YEAR ENDED
                                                         ----------------------------------------
                                                         JANUARY 2,    JANUARY 1,    DECEMBER 30,
                                                            1999          2000           2000
                                                         -----------   -----------   ------------
REVENUES...............................................  $33,815,638   $61,395,868   $196,039,974
OPERATING EXPENSES:
  Cost of revenues.....................................   26,865,856    51,264,541    168,687,383
  Selling, general and administrative..................    3,229,503     8,269,804     28,914,575
  Depreciation and amortization........................      980,108     2,813,689     15,397,756
  Recapitalization costs...............................           --     1,108,314             --
  Impairment loss on intangible assets and related
     goodwill..........................................           --            --     52,912,448
                                                         -----------   -----------   ------------
          Total operating expenses.....................   31,075,467    63,456,348    265,912,162
                                                         -----------   -----------   ------------
       Income (loss) from operations...................    2,740,171    (2,060,480)   (69,872,188)
                                                         -----------   -----------   ------------
INTEREST INCOME........................................           --        76,074        460,239
INTEREST EXPENSE.......................................      122,176     1,419,300      5,325,800
                                                         -----------   -----------   ------------
       Income (loss) before income taxes...............    2,617,995    (3,403,706)   (74,737,749)
INCOME TAX PROVISION
  (BENEFIT)............................................    1,202,500      (554,630)     2,205,487
                                                         -----------   -----------   ------------
NET INCOME (LOSS)......................................  $ 1,415,495   $(2,849,076)  $(76,943,236)
                                                         ===========   ===========   ============
Basic and diluted net income (loss) per share..........  $      0.07   $     (0.13)  $      (2.27)
                                                         ===========   ===========   ============

        The accompanying notes are an integral part of these statements.

                VIASOURCE COMMUNICATIONS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                              COMMON
                                          PREFERRED STOCK              COMMON STOCK            STOCK
                                     -------------------------   -------------------------   PURCHASE      DEFERRED
                                       SHARES        AMOUNT        SHARES        AMOUNT      WARRANTS    COMPENSATION
                                     ----------   ------------   ----------   ------------   ---------   ------------
BALANCE, JANUARY 3, 1998...........          --   $         --   21,130,282   $  2,318,100   $      --   $        --
Comprehensive income:
Net income.........................          --             --           --             --          --            --
Unrealized loss on marketable
 securities........................          --             --           --             --          --            --
       Total comprehensive
        income.....................
                                     ----------   ------------   ----------   ------------   ---------   -----------
BALANCE, JANUARY 2, 1999...........          --             --   21,130,282      2,318,100          --            --
Purchase of treasury stock.........          --             --           --             --          --            --
Cancellation of treasury stock.....          --             --   (9,365,592)    (2,318,100)         --            --
Recapitalization...................          --             --           --             --          --            --
Sale of common stock, net..........          --             --    2,941,176      4,907,507          --            --
Issuance of common stock and
 options to employees to purchase
 common stock below fair market
 value.............................          --             --       29,412      1,535,936          --    (1,170,936)
Issuance of warrants in connection
 with bridge financing.............          --             --           --             --     250,000            --
Issuance of common stock and
 options in acquisition of CRI.....          --             --   12,235,587     17,629,914          --            --
Issuance of common stock in
 acquisition of Telecrafter........          --             --    2,647,059      4,500,000          --            --
Issuance of options to purchase
 common stock to consultants.......          --             --           --      2,905,855          --    (2,905,855)
Amortization of deferred
 compensation......................          --             --           --             --          --       798,638
Comprehensive loss:
Net loss...........................          --             --           --             --          --            --
Unrealized gain on marketable
 securities........................          --             --           --             --          --            --
       Total comprehensive loss....
                                     ----------   ------------   ----------   ------------   ---------   -----------
BALANCE, JANUARY 1, 2000...........          --             --   29,617,924     31,479,212     250,000    (3,278,153)
Reclassification of redeemable
 common stock due to put right
 termination.......................          --             --           --      2,808,014          --            --
Issuance of options to employees to
 purchase common stock below fair
 market value......................          --             --           --        582,700          --      (582,700)
Issuance of options to consultant
 and director to purchase common
 stock below fair market value.....          --             --           --        292,210          --            --
Proceeds from exercise of options
 to purchase common stock..........          --             --       55,351         94,095          --            --
Issuance of stock and options in
 2000 acquisitions.................   3,096,159     27,865,431    6,288,365     65,237,299          --            --
Shares issued in initial public
 offering, net of costs............          --             --    5,375,000     35,465,569          --            --
Conversion of preferred stock upon
 initial public offering...........  (3,096,159)   (27,865,431)   3,096,159     27,865,431          --            --
Conversion of warrants upon initial
 public offering...................          --             --    1,017,597      1,740,071    (250,000)           --
Payment of stock for earn-out
 provision on 1999 acquisition.....          --             --       66,294        596,169          --            --
Forfeiture of unvested deferred
 compensation......................          --             --                     (19,396)         --        19,396
Amortization of deferred
 compensation......................          --             --           --     (1,050,481)         --     3,062,282
Comprehensive loss:
Net loss...........................          --             --           --             --          --            --
Unrealized loss on marketable
 securities........................          --             --           --             --          --            --
       Total comprehensive loss....          --             --           --             --          --            --
                                     ----------   ------------   ----------   ------------   ---------   -----------
BALANCE, DECEMBER 30, 2000.........          --   $         --   45,516,690   $165,090,893   $      --   $  (779,175)
                                     ==========   ============   ==========   ============   =========   ===========

                                      ACCUMULATED
                                         OTHER         RETAINED
                                     COMPREHENSIVE     EARNINGS
                                        INCOME       (ACCUMULATED    TREASURY
                                        (LOSS)         DEFICIT)        STOCK         TOTAL
                                     -------------   ------------   -----------   ------------
BALANCE, JANUARY 3, 1998...........    $(49,774)     $  3,563,416   $(2,403,781)  $  3,427,961
Comprehensive income:
Net income.........................          --         1,415,495            --      1,415,495
Unrealized loss on marketable
 securities........................     (25,407)               --            --        (25,407)
                                                                                  ------------
       Total comprehensive
        income.....................                                                  1,390,088
                                       --------      ------------   -----------   ------------
BALANCE, JANUARY 2, 1999...........     (75,181)        4,978,911    (2,403,781)     4,818,049
Purchase of treasury stock.........          --                --        (7,057)        (7,057)
Cancellation of treasury stock.....          --           (92,738)    2,410,838             --
Recapitalization...................          --                --    (4,000,000)    (4,000,000)
Sale of common stock, net..........          --                --            --      4,907,507
Issuance of common stock and
 options to employees to purchase
 common stock below fair market
 value.............................          --                --            --        365,000
Issuance of warrants in connection
 with bridge financing.............          --                --            --        250,000
Issuance of common stock and
 options in acquisition of CRI.....          --                --            --     17,629,914
Issuance of common stock in
 acquisition of Telecrafter........          --                --            --      4,500,000
Issuance of options to purchase
 common stock to consultants.......          --                --            --             --
Amortization of deferred
 compensation......................          --                --            --        798,638
Comprehensive loss:
Net loss...........................          --        (2,849,076)           --     (2,849,076)
Unrealized gain on marketable
 securities........................     236,086                --            --        236,086
                                                                                  ------------
       Total comprehensive loss....                                                 (2,612,990)
                                       --------      ------------   -----------   ------------
BALANCE, JANUARY 1, 2000...........     160,905         2,037,097    (4,000,000)    26,649,061
Reclassification of redeemable
 common stock due to put right
 termination.......................          --                --            --      2,808,014
Issuance of options to employees to
 purchase common stock below fair
 market value......................          --                --            --             --
Issuance of options to consultant
 and director to purchase common
 stock below fair market value.....          --                --            --        292,210
Proceeds from exercise of options
 to purchase common stock..........          --                --            --         94,095
Issuance of stock and options in
 2000 acquisitions.................          --                --            --     93,102,730
Shares issued in initial public
 offering, net of costs............          --                --            --     35,465,569
Conversion of preferred stock upon
 initial public offering...........          --                --            --             --
Conversion of warrants upon initial
 public offering...................          --                --            --      1,490,071
Payment of stock for earn-out
 provision on 1999 acquisition.....          --                --            --        596,169
Forfeiture of unvested deferred
 compensation......................          --                --            --             --
Amortization of deferred
 compensation......................          --                --            --      2,011,801
Comprehensive loss:
Net loss...........................          --       (76,943,236)           --    (76,943,236)
Unrealized loss on marketable
 securities........................    (172,242)               --            --       (172,242)
                                                                                  ------------
       Total comprehensive loss....          --                --            --    (77,115,478)
                                       --------      ------------   -----------   ------------
BALANCE, DECEMBER 30, 2000.........    $(11,337)     $(74,906,139)  $(4,000,000)  $ 85,394,242
                                       ========      ============   ===========   ============

        The accompanying notes are an integral part of these statements.

                VIASOURCE COMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     FISCAL YEAR ENDED
                                                          ---------------------------------------
                                                          JANUARY 2,   JANUARY 1,    DECEMBER 30,
                                                             1999         2000           2000
                                                          ----------   -----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).....................................  $1,415,495   $(2,849,076)  $(76,943,236)
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Impairment loss on intangible assets and related
       goodwill.........................................          --            --     52,912,448
     Depreciation and amortization......................     980,108     2,813,689     15,397,756
     Amortization of deferred compensation..............          --       798,638      2,011,801
     Amortization of debt issuance costs................          --       368,530        392,162
     Provision for deferred taxes (benefit).............      78,000      (861,895)     1,969,480
     Stock compensation expense.........................          --       365,000        292,210
     Changes in operating assets and liabilities:
       Accounts receivable..............................    (392,525)   (3,517,712)    (7,603,526)
       Supply inventory.................................      12,962      (557,920)      (539,224)
       Prepaid expenses and other.......................    (248,030)      441,856      1,588,580
       Accounts payable.................................    (156,691)    1,917,234     (5,171,352)
       Deferred tax liabilities.........................          --            --        (28,040)
       Accrued expenses and deferred revenue............     546,253     2,984,731      1,759,543
                                                          ----------   -----------   ------------
          Net cash provided by (used in) operating
            activities..................................   2,235,572     1,903,075    (13,961,398)
                                                          ----------   -----------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment...................  (2,230,788)   (4,383,325)   (13,699,067)
  Increase in restricted cash...........................          --      (550,000)      (798,854)
  Business acquisitions, net of cash acquired...........          --    (9,257,592)    (1,576,236)
     Disposal of property plant and equipment...........          --            --        530,117
                                                          ----------   -----------   ------------
          Net cash used in investing activities.........  (2,230,788)  (14,190,917)   (15,544,040)
                                                          ----------   -----------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt..........................     700,000    24,108,703     17,473,309
  Repayments on long-term debt..........................  (1,014,990)   (7,341,050)   (16,398,092)
  Purchase of treasury stock............................          --    (4,007,057)            --
  Proceeds from sale of common stock, net...............          --     4,907,507     35,465,569
  Proceeds from exercise of warrants....................          --            --         10,174
  Proceeds from exercise of stock options...............          --            --         94,095
                                                          ----------   -----------   ------------
          Net cash provided by (used in) financing
            activities..................................    (314,990)   17,668,103     36,645,055
                                                          ----------   -----------   ------------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS...........................................    (310,206)    5,380,261      7,139,617
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..........   1,187,235       877,029      6,257,290
                                                          ----------   -----------   ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD................  $  877,029   $ 6,257,290   $ 13,396,907
                                                          ==========   ===========   ============

        The accompanying notes are an integral part of these statements.

                VIASOURCE COMMUNICATIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BACKGROUND

     Viasource Communications, Inc. and subsidiaries ("Viasource" or the "Company") is a nationwide enabler of broadband technologies to residential and commercial consumers. As a technology-neutral enabler, the Company offers comprehensive network integration services to providers in the cable, telecommunications, and satellite and wireless industries. Viasource provides installation, integration, fulfillment, and long-term maintenance and support services for broadband video, voice and data technologies.

     On June 14, 1999, the Company effected a recapitalization whereby Crest Communication Partners L.P. ("Crest") and two other financial investors acquired 6,470,588 shares of common stock for $11,000,000 directly from the then Company shareholders on a pro rata basis. Crest then provided the Company $5,000,000 of bridge equity financing which was convertible into 2,941,176 shares of common stock and bore interest at 10%. The proceeds from the bridge equity financing were used by the Company to redeem 2,352,941 shares of common stock for a purchase price of $4,000,000 from the shareholders on a pro rata basis with the remaining $1,000,000 of proceeds used as working capital. In connection with the bridge equity financing, Crest received a warrant to purchase 147,059 shares of common stock at $.02 per share (see Note 10). The $5,000,000 bridge equity financing was repaid on September 7, 1999 when the Company sold 2,941,176 shares of common stock at $1.70 per share to three new financial investors. Upon completion of the recapitalization transaction described above, including taking into consideration the shares and warrants used in the bridge equity financing, the new investor group held 76.5% of the voting equity and the remaining 23.5% of common stock, was retained by the pre-recapitalization Company shareholders. The Company incurred $1,108,314 of recapitalization costs, which were charged to the Consolidated Statement of Operations during fiscal 1999. In July 1999, the Company changed its name from The RTK Group, Inc. to Viasource Communications, Inc.

     The Company has grown through a number of acquisitions and has a limited history of operating as a combined company. In 1999, the Company acquired two businesses and in the second quarter of fiscal 2000 the Company acquired four businesses. All these businesses had been operating independently.

     On August 18, 2000, the Company completed its initial public offering, whereby it sold 5,000,000 shares of common stock for $8.00 a share for gross proceeds of $40 million. In September 2000, an over allotment of 750,000 shares was sold for $8.00 a share for gross proceeds of $6 million. The Company received $3 million of proceeds from the over allotment of 375,000 shares and a selling shareholder received the remaining proceeds for the sale of 375,000 shares. The costs associated with the initial public offering were $7.6 million.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of Viasource Communications, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates includes the allowance for doubtful accounts, the valuation allowance related to the Company's deferred tax assets, the allocation of purchase price of acquired businesses and the effect of intangible assets.

                VIASOURCE COMMUNICATIONS, INC. AND SUBSIDIARIES

FISCAL YEAR

     The Company operates on a 52/53-week fiscal year ending on the last Saturday nearest December 31. The years ended January 2, 1999 ("fiscal 1998"), January 1, 2000 ("fiscal 1999") and December 30, 2000 ("fiscal 2000") each include 52 weeks of operations.

RECLASSIFICATIONS

     Certain balances in the accompanying consolidated financial statements have been reclassified to conform to the current year presentation.

REVENUE RECOGNITION

     Revenues are generally recognized as services are performed. One of the Company's satellite installation customers, beginning in 1999, paid the Company a portion of its revenues subject to a charge-back. The Company has not accumulated sufficient client-specific historical data to reliably estimate the amount of potential charge-backs. Accordingly, as required under the Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No. 101 -- Revenue Recognition in Financial Statements, the Company recorded these amounts subject to charge-back as deferred revenue and records revenue as the right of charge-back expires.

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At January 1, 2000 and December 30, 2000, cash and cash equivalents include cash on hand, cash in the bank, money market accounts and various government bonds with seven-day reset features.

RESTRICTED CASH

     At January 1, 2000 and December 30, 2000, the Company had restricted cash relating to letters of credit outstanding, which primarily relates to collateral established for workers' compensation policies.

MARKETABLE SECURITIES

     The Company follows Statement of Financial Accountings Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The marketable securities, which consist of equity securities, have been classified as available-for-sale securities and are stated at fair market value. Unrealized gains and losses are included as a separate component of stockholders' equity until realized. Investments are included in prepaid expenses and other in the accompanying consolidated balance sheets.

SUPPLY INVENTORY

     Supply inventory is stated at the lower of cost (first-in, first-out method) or market and is comprised of materials used to provide services.

PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost. Property and equipment capitalized under capital leases are recorded at the present value of the minimum lease payments due over the term of the lease. Depreciation and amortization are provided using the straight-line method over the estimated useful lives or the lease term, whichever is shorter. As required by Statement of Position 98-1 ("SOP 98-1"), "Accounting for Costs of Computer Software Developed or Obtained for Internal Use", the Company began capitalizing certain

                VIASOURCE COMMUNICATIONS, INC. AND SUBSIDIARIES computer software developed or obtained for internal use in fiscal 2000. Capitalized computer software is depreciated using the straight-line method over the shorter of the estimated life of the software or five years.

     Expenditures for maintenance, repairs and betterments that do not prolong the useful life of an asset are charged to operations as incurred. Additions and betterments that substantially extend the useful life of the asset are capitalized. Upon sale or other disposition of assets, the cost and related accumulated depreciation and amortization are removed from the respective accounts, and the resulting gain or loss, if any, is included in income.

INCOME TAXES

     The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred income tax assets and liabilities are determined based on differences between the financial reporting and income tax bases of assets and liabilities measured using enacted income tax rates and laws that are expected to be in effect when the differences reverse. See Note 11.

GOODWILL AND OTHER INTANGIBLES

     The Company amortizes, on a straight-line basis, the excess of cost over the fair value of the net tangible and identifiable intangible assets of acquired businesses over an estimated life of 10 to 20 years. Other identifiable intangible assets, including agreements not-to-compete, tradenames, trained workforce and customer relationships, are amortized on a straight-line basis over the estimated economic lives of 1 to 20 years.

     The Company continually evaluates whether events and changes in circumstances warrant revised estimates of useful lives or recognition of an impairment loss of unamortized goodwill. The conditions that would trigger an impairment assessment of unamortized goodwill include a significant negative trend in the Company's operating results or cash flows, a decrease in demand for the Company's services, change in the competitive environment and other industry and economic factors. The Company measures impairment of unamortized goodwill utilizing the discounted cash flow method. The present value of those estimated cash flows is then compared to the Company's net book value; if the book value exceeds the present value of those cash flows, the excess of the unamortized goodwill is written off. The discount rate used in determining the present value of those cash flows would be based on the Company's weighted average cost of capital commensurate with the risk involved. As of December 30, 2000 the Company determined that there has been no impairment of goodwill, except as described in
Note 5.

IMPAIRMENT OF LONG-LIVED ASSETS

     The Company accounts for possible impairments of long-lived assets in accordance with SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 121 requires that long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and long-lived assets and certain identifiable intangibles to be disposed of, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If events or changes in circumstances indicate that the carrying amount of an asset that the Company expects to hold and use may not be recoverable, future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition must be estimated. If the undiscounted value of the future cash flows is less than the carrying amount of the asset the carrying value of the assets and related goodwill are reduced by the amount by which the carrying value exceeds fair value. Assets to be disposed of or no longer available for use are reported at the lower of carrying amount or fair value less cost to sell. Fair value is determined based on various discounted cash flow valuation techniques. See Note 5.

                VIASOURCE COMMUNICATIONS, INC. AND SUBSIDIARIES

STOCK-BASED COMPENSATION

     The Company accounts for stock-based compensation to employees using the intrinsic value method in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and as interpreted in FASB Interpretation No. 44. "Accounting for Certain Transactions Involving Stock Compensation". ("FIN 44") The Company has recognized deferred stock compensation related to certain stock option grants (see Note 10). The Company accounts for stock-based compensation to non-employees using the fair value method in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" and Emerging Issues Task Force ("EITF") 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services."

NET INCOME (LOSS) PER SHARE

     The Company has presented basic and diluted net income (loss) per share pursuant to SFAS No. 128, "Earnings per Share," and the Securities and Exchange Commission SAB No. 98. In accordance with SFAS No. 128, basic net income (loss) per share has been computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share includes the effect, if any, from the potential exercise or conversion of securities, such as stock options, which would result in the issuance of shares of common stock. For fiscal 1998, diluted net income per share is the same as basic net income per share, since the Company did not have any common stock equivalents outstanding. For fiscal 1999 and 2000, diluted net loss per share is the same as basic net loss per share as all additional potential dilutive shares from the exercise or conversion of securities into common stock are excluded as the result is anti-dilutive due to the Company's losses. The amount of shares of common stock equivalents that were excluded from the dilutive earnings per share calculation because they were considered anti-dilutive for 1999 and 2000 were 584,109 and 1,243,904, respectively.

     The following table presents the calculation of basic and diluted net income (loss) per share:

                                                             FISCAL YEAR ENDED
                                                  ---------------------------------------
                                                  JANUARY 2,   JANUARY 1,    DECEMBER 30,
                                                     1999         2000           2000
                                                  ----------   -----------   ------------
Net income (loss)...............................  $1,415,495   $(2,849,076)  $(76,943,236)
                                                  ==========   ===========   ============
Basic and diluted:
  Weighted-average shares used in computing
     basic and diluted net income (loss) per
     share......................................  20,233,081    21,492,717     33,828,320
                                                  ==========   ===========   ============
Basic and diluted net income (loss) per share...  $     0.07   $     (0.13)  $      (2.27)
                                                  ==========   ===========   ============

FAIR VALUE OF FINANCIAL INSTRUMENTS

     Cash and cash equivalents, accounts receivable and accounts payable are reflected at fair value in the accompanying financial statements due to the short-term nature of those instruments. The carrying amount of long-term debt approximates fair value at the balance sheet dates.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 as amended, is effective for fiscal years beginning after June 15, 2000. SFAS 133 requires that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. Changes in derivative's fair value will be recognized in income unless specific hedge accounting criteria are met. The Company will adopt SFAS 133,

                VIASOURCE COMMUNICATIONS, INC. AND SUBSIDIARIES as amended, beginning December 31, 2000, and does not anticipate that it will have a material impact on its consolidated financial statements.

STOCK SPLIT

     On August 14, 2000, the Company effected a 0.588-for-1 reverse stock split of each outstanding share of common and preferred stock. All share, stock option and warrant data have been restated to reflect the reverse stock split.

3.  BUSINESS COMBINATIONS

     On July 23, 1999, the Company acquired Communication Resources Incorporated ("CRI") whereby the outstanding shares of CRI common stock were exchanged for 10,283,658 shares of Viasource common stock valued at $17,482,218 or $1.70 per share and 1,951,929 shares of Viasource common stock valued at $4,346,946, subject to a put agreement. The $1.70 per share fair value estimate was based on the June 14, 1999 Viasource recapitalization whereby the pre-recapitalization shareholders received $1.70 per share for shares sold on that date and the price paid by the new investors in June and September 1999. In addition, the outstanding CRI options to purchase shares of CRI common stock were exchanged for an option to purchase 149,156 shares of Viasource common stock valued at $147,696. Transaction costs related to this merger amounted to $246,236. The acquisition was accounted for as a purchase. An allocation of the purchase price resulted in $19,044,356 of excess purchase price over the estimated fair value of the net tangible assets acquired of $3,774,356. The excess purchase price was allocated to intangible assets consisting of $1,000,000 for agreements not-to-compete, $1,500,000 for trade names, $570,000 for trained workforce, $12,200,000 for customer relationships and $3,399,972 for goodwill. Intangible assets are amortized on a straight-line basis over their estimated useful lives of 3 to 4 years for agreements not-to-compete, 20 years for trade-names, 7.5 years for trained workforce, 20 years for customer relationships and 20 years for goodwill.

     On January 3, 2000, the selling shareholder of CRI put back to the Company 691,033 shares of common stock at $2.23 per share in accordance with the put agreement. In consideration for these shares, the Company issued a $1,538,932 Secured Subordinated Promissory Note that matured upon the Company's initial public offering and was repaid in August 2000. The Company accounted for the share repurchase as an increase to treasury stock outstanding. In addition, on January 3, 2000, the selling shareholder put back to certain existing shareholders 1,260,896 shares of common stock at $2.23 per share. Since the put right on these shares is now terminated, the shares were reclassified from redeemable common stock to common stock.

     In connection with the CRI acquisition, the Company assumed an earn-out contingency, which was resolved in July 2000, which resulted in the issuance of an additional 66,294 shares of common stock.

     On September 7, 1999, the Company acquired substantially all of the assets (and assumed substantially all of the liabilities) of Nassau Communications, Inc. d/b/a Telecrafter Services Corporation ("Telecrafter") for $18,223,943, including transaction costs. The purchase price consisted of $10,500,000 in cash, $3,000,000 in seller notes and 2,647,059 shares of common stock valued at $1.70 per share, or $4,500,000. The application of the purchase method resulted in $14,949,675 of excess purchase price over the estimated fair value of the net tangible assets acquired of $3,915,878. The excess purchase price was allocated to intangible assets consisting of $1,200,000 for the agreement not-to-compete, $1,100,000 for trade-names, $470,000 for trained workforce, $10,500,000 for customer relationships and $1,679,675 for goodwill. Intangible assets are amortized on a straight-line basis over their estimated useful lives of 5 years for the agreement not-to-compete, 20 years for trade-names, 7.5 years for trained workforce, 20 years for customer relationships and 20 years for goodwill.

     On April 21, 2000, the Company acquired substantially all of the assets (and assumed substantially all of the liabilities) of D.S. Cable TV Contractors, Inc. ("D.S. Cable") for approximately $5.9 million, including transaction costs. The purchase price consisted of $1,500,000 in cash, $750,000 in seller notes, 387,735 shares

                VIASOURCE COMMUNICATIONS, INC. AND SUBSIDIARIES of common stock valued at $9.00 per share or $3,489,615. The application of the purchase method resulted in $5,034,230 of excess purchase price over the estimated fair value of the net tangible assets acquired of $871,490. The excess purchase price was allocated to intangible assets consisting of $180,000 for an agreement not-to-compete, $300,000 for trained workforce, $2,840,000 for customer relationships and $1,714,230 for goodwill. Intangible assets are amortized on a straight-line basis over their estimated useful lives of 6 years for the agreement not-to-compete, 7.5 years for trained workforce, 20 years for customer relationships and 20 years for goodwill.

     On May 4, 2000, the Company acquired substantially all of the assets (and assumed substantially all of the liabilities) of Service Cable Electric, Inc. and Service Cable Corporation (collectively "Service Cable") for approximately $6.2 million, including transaction costs. The purchase price consisted of $980,000 in cash, $1,960,000 in seller notes, 329,412 shares of common stock valued at $9.00 per share, or $2,964,708, options to purchase common stock with a fair value of $189,374. The application of the purchase method resulted in $6,161,682 of excess purchase price over the estimated fair value of the net tangible assets acquired of $44,637. The excess purchase price was allocated to intangible assets consisting of $190,000 for an agreement not-to-compete, $500,000 for trained workforce, $2,970,000 for customer relationships and $2,501,682 for goodwill. Intangible assets are amortized on a straight-line basis over their estimated useful lives of 6 years for the agreement not-to-compete, 7.5 years for trained workforce, 20 years for customer relationships and 20 years for goodwill.

     On June 1, 2000, the Company acquired all of the outstanding stock of Excalibur Cable Communications, Ltd. ("Excalibur") for approximately $25.4 million (subject to certain post-closing adjustments), including transaction costs. The purchase price consisted of $4,000,000 in cash, $4,000,000 in seller notes and 1,882,353 shares of common stock valued at $9.00 per share or $16,941,177. The application of the purchase method resulted in approximately $24,201,592 of excess purchase price over the estimated fair value of the net tangible assets acquired of $3,097,894. The excess purchase price was allocated to intangible assets consisting of $1,200,000 for an agreement not-to-compete, $1,300,000 for trained workforce, $16,300,000 for customer relationships and $5,401,592 for goodwill. Intangible assets are amortized on a straight-line basis over their estimated useful lives of 5 years for the agreement not-to-compete, 7.5 years for trained workforce, 20 years for customer relationships and 20 years for goodwill.

     On June 1, 2000, the Company acquired all of the outstanding stock of TeleCore, Inc. ("TeleCore") for approximately $86.8 million, including transaction costs. The purchase price consisted of $16,866,481 in seller notes, 3,688,865 and 3,096,159 shares of common and preferred stock, respectively, both valued at $9.00 per share, or a total of $61,065,216, 1,183,196 options to purchase common stock valued at $8,452,640. The application of the purchase method resulted in approximately $92,048,321 of excess purchase price over the estimated fair value of the net deficit acquired of $5,380,027. The excess purchase price was allocated to intangible assets consisting of $19,500,000 for agreements not-to-compete, $3,400,000 for trained workforce, $45,000,000 for customer relationships and $24,148,321 for goodwill. Intangible assets are amortized on a straight-line basis over their estimated useful lives of 3.6 years for the agreements not-to-compete, 7.5 years for trained workforce, 10 years for customer relationships and 10 years for goodwill. Allocation of excess purchase price over the estimated fair value at the date of acquisition does not reflect the impairment loss on intangible assets and related goodwill of $52.9 million recorded in the fourth quarter of 2000. See Note 5.

     The following unaudited pro forma summary combines the consolidated results of operations of Viasource, CRI, Telecrafter, D.S. Cable, Service Cable, Excalibur and TeleCore as if the transactions had occurred as of the beginning of the year presented after giving effect to certain adjustments including amortization of the purchase price in excess of the net tangible assets acquired and interest expense. The unaudited pro forma results are for informational purposes and are not necessarily indicative of the results of

                VIASOURCE COMMUNICATIONS, INC. AND SUBSIDIARIES operations that would have occurred if Viasource, CRI, Telecrafter, D.S. Cable, Service Cable, Excalibur and TeleCore had been combined during such periods or the future results of operations of the Company.

                                                                   FISCAL YEARS ENDED
                                                       ------------------------------------------
                                                       JANUARY 2,     JANUARY 1,    DECEMBER 30,
                                                          1999           2000           2000
                                                       -----------   ------------   -------------
Revenue..............................................  $73,707,430   $130,525,823   $ 230,849,522
                                                       ===========   ============   =============
Operating loss.......................................  $   123,026   $(16,899,966)  $ (90,740,327)
                                                       ===========   ============   =============
Net loss.............................................  $(1,617,884)  $(21,134,368)  $(100,095,451)
                                                       ===========   ============   =============
Basic and diluted net loss per share.................  $     (0.05)  $      (0.52)  $       (2.57)
                                                       ===========   ============   =============

4.  SUPPLEMENTAL CASH FLOW INFORMATION

     For fiscal 1998, 1999 and 2000, the Company paid interest of $122,177, $851,531 and $4.0 million, respectively, and income taxes of $979,429, $624,196 and $242,659, respectively.

     The following table displays the net non-cash assets that were acquired during fiscal 1999 as a result of the business acquisitions described in Note 3:

                                                     CRI        TELECRAFTER      TOTAL
                                                 ------------   -----------   ------------
Non-cash assets (liabilities):
  Current assets...............................  $  4,013,025   $3,689,141    $  7,702,166
  Property and equipment.......................     1,541,039      299,503       1,840,542
  Other assets.................................       597,339       20,812         618,151
  Goodwill and other intangibles...............    19,044,356   14,949,675      33,994,031
  Current liabilities..........................    (1,787,110)  (2,865,152)     (4,652,262)
  Debt.........................................      (674,754)     (93,422)       (768,176)
                                                 ------------   ----------    ------------
  Net non-cash assets acquired.................    22,733,895   16,000,557      38,734,452
  Less: Common stock issued....................   (17,482,218)  (4,500,000)    (21,982,218)
     Put option issued.........................    (4,346,946)          --      (4,346,946)
     Options issued............................      (147,696)          --        (147,696)
     Notes payable to sellers of business......            --   (3,000,000)     (3,000,000)
                                                 ------------   ----------    ------------
  Cash paid for business acquisitions, net.....  $    757,035   $8,500,557    $  9,257,592
                                                 ============   ==========    ============

                VIASOURCE COMMUNICATIONS, INC. AND SUBSIDIARIES

     The following table displays the net non-cash assets that were acquired during fiscal 2000 as a result of the business acquisitions described in Note 3:

                        D.S. CABLE    SERVICE CABLE    EXCALIBUR       TELECORE        TOTAL
                        -----------   -------------   ------------   ------------   -----------
Non-cash assets
  (liabilities):
  Current assets......  $   424,441    $1,452,859     $  9,989,932   $  5,938,622   $17,805,854
  Property and
     equipment........      404,466       118,313        1,711,009      3,280,233     5,514,021
  Other assets........       58,324            --          156,101        215,313       429,738
  Goodwill and other
     intangibles......    5,034,230     6,161,682       24,201,592     92,048,321   127,445,825
  Current
     liabilities......     (461,033)   (1,657,139)     (15,135,765)    (7,361,852)  (24,615,789)
  Debt................           --            --         (764,410)    (7,559,792)   (8,324,202)
                        -----------    ----------     ------------   ------------   -----------
  Net non-cash assets
     acquired.........    5,460,428     6,075,715       20,158,459     86,560,845   118,255,447
  Less: Common and
     preferred stock
     issued...........   (3,489,615)   (2,964,708)     (16,941,177)   (61,065,216)  (84,460,716)
     Options issued...           --      (189,374)              --     (8,452,640)   (8,642,014)
     Notes payable to
       sellers of
       business.......     (750,000)   (1,960,000)      (4,000,000)   (16,866,481)  (23,576,481)
                        -----------    ----------     ------------   ------------   -----------
  Cash paid for
     (received in)
     business
     acquisitions,
     net..............  $ 1,220,813    $  961,633     $   (782,718)  $    176,508   $ 1,576,236
                        ===========    ==========     ============   ============   ===========

5.  IMPAIRMENT LOSS ON INTANGIBLE ASSETS AND RELATED GOODWILL

     In June 2000, the Company acquired all the outstanding common stock of TeleCore. The excess of purchase price over net deficit acquired was allocated to identifiable intangibles and goodwill, including $45.0 million allocated to customer relationships and $3.4 million allocated to trained work force. At the time of the acquisition, TeleCore was the largest independent provider of digital subscriber line ("DSL") technology enabling services in the United States. During the fourth quarter of fiscal 2000 a significant, fundamental shift occurred in the DSL industry where the competitive environment has given the regional bell operating companies an advantage over Viasource's data local exchange carrier customers ("DLECs"). Consequently, many of Viasource's DSL customers have experienced severe financial difficulty resulting in a permanent impairment of the customer relationship intangible assets. In addition certain of the Company's DSL customers no longer have access to capital and some have recently filed for bankruptcy protection. Due to the resulting change in the market for TeleCore's services, an impairment occurred in the value of the customer relationships acquired in the business combination.

     In accordance with the provisions of SFAS 121, the Company has recorded an impairment loss of $50.7 million to write-down the customer relationship intangible assets and related goodwill to fair value. The $50.7 million impairment loss is comprised of $37.8 million related to continuing relationships with DSL installation customers, including an allocation of goodwill of $10 million and $12.9 million related to DSL installation customer relationships that are not continuing and accordingly are no longer available for use.

                VIASOURCE COMMUNICATIONS, INC. AND SUBSIDIARIES

     The Company performed an analysis by key customer of the cash inflows expected to be generated by continuing DSL installation customer relationships less the future cash outflows expected to be necessary to obtain those inflows. The sum of the expected future cash flows (undiscounted and without interest charges) was less than the carrying amount of the continuing DSL installation customer relationship intangible asset, thus indicating that the tested asset and related goodwill had been impaired. The fair value of the customer relationship was determined based upon the present value of the estimated future cash flows attributable to the intangible asset discounted over the remaining life of the asset. The estimated cash flows were based on projections of operating performance, historical operating performance and industry and customer-specific growth characteristics taking into consideration the change in the competitive environment for the Company's customers.

     The Company also recognized a $2.2 million impairment loss to write-down the trained work force intangible asset to fair value. The impairment of the trained work forces was triggered due to the termination of 70% of the acquired trained work force resulting from the change in the demand for TeleCore's services. The fair value of the trained work force was determined based upon a cost approach valuation technique which considered time, material and facilities that were required to develop the intangible asset.

     The total impairment loss of $52.9 million was recognized in the fourth quarter of fiscal 2000 and is included in the caption "Impairment loss on intangible assets and related goodwill" in the accompanying statement of operations. The Company's DSL enabling services are included in the Telephony and Internet business segment.

6.  ACCOUNTS RECEIVABLE

     The components of accounts receivable, net of allowance for doubtful accounts are as follows:

                                                              JANUARY 1,    DECEMBER 30,
                                                                 2000           2000
                                                              -----------   ------------
Accounts receivable, trade..................................  $13,157,400   $32,579,595
Unbilled receivables........................................    2,266,848     5,406,220
Other receivables...........................................      714,779       913,118
                                                              -----------   -----------
                                                               16,139,027    38,898,933
Allowance for doubtful accounts.............................   (1,041,649)   (2,460,098)
                                                              -----------   -----------
                                                              $15,097,378   $36,438,835
                                                              ===========   ===========

     Unbilled receivables represent receivables from current month services, which primarily are billed in the following month's billing cycle.

                VIASOURCE COMMUNICATIONS, INC. AND SUBSIDIARIES

7.  PROPERTY AND EQUIPMENT

     Property and equipment, net of accumulated depreciation and amortization are as follows:

                                             USEFUL LIVES    JANUARY 1, 2000   DECEMBER 30, 2000
                                            --------------   ---------------   -----------------
Vehicles..................................         5 years     $6,339,427         $18,573,905
Machinery and equipment...................    2 to 5 years      4,817,467           6,534,158
Office furniture and equipment............    2 to 5 years      2,041,782          10,114,356
Land and buildings........................  39 to 40 years             --             760,910
Leasehold improvements....................    3 to 5 years        385,783             914,072
                                                               ----------         -----------
                                                               13,584,459          36,897,401
Accumulated depreciation and
  amortization............................                     (5,924,181)        (11,833,467)
                                                               ----------         -----------
                                                               $7,660,278         $25,063,934
                                                               ==========         ===========

     For fiscal 1998, 1999 and 2000, depreciation and amortization expense was $980,108, $2,153,611 and $4,915,544, respectively.

8.  ACCRUED EXPENSES

     The components of accrued expenses are as follows:

                                                              JANUARY 1,   DECEMBER 30,
                                                                 2000          2000
                                                              ----------   ------------
Accrued compensation........................................  $3,328,226   $ 5,054,091
Accrued professional fees...................................     607,735       344,753
Accrued insurance...........................................     835,927     1,077,863
Accrued payable to former owners of acquired companies......     673,224       400,000
Other.......................................................   2,793,140     6,672,372
                                                              ----------   -----------
                                                              $8,238,252   $13,549,079
                                                              ==========   ===========

                VIASOURCE COMMUNICATIONS, INC. AND SUBSIDIARIES

9.  LONG-TERM DEBT

                                                              JANUARY 1,    DECEMBER 30,
                                                                 2000           2000
                                                              -----------   ------------
Term note with principal payable in quarterly installments
  of $468,750 commencing on December 31, 2000, $937,500 on
  December 31, 2001 and $1,406,250 on December 31, 2003;
  bearing interest at prime plus 2.75% or LIBOR plus 4.00%
  payable quarterly, through September 7, 2004, when all
  remaining principal and interest is due and payable. At
  January 1, 2000 and December 30, 2000, the interest rate
  was 10.96% and 10.80%, respectively.......................  $15,000,000   $15,000,000
Revolving line of credit up to $25,000,000 due on September
  7, 2004 bearing interest at prime plus 2.25% or LIBOR plus
  3.5% payable quarterly through September 7, 2004. At
  December 30, 2000 the interest rate was 10.28%............           --    20,031,006
Subordinated notes payable to shareholders of acquired
  companies. At January 1, 2000 and December 30, 2000, the
  interest rate was 9%, which includes $818,380 of accrued
  interest at December 30, 2000.............................    3,000,000    22,280,194
Term notes with variable principal payments over a term of
  36 to 48 months plus interest ranging from 7.50% to
  8.50%.....................................................      868,205            --
Equipment line of credit up to $2,000,000 due on March 31,
  2000, plus interest at the bank's prime rate less .5%
  (8.00% at January 1, 2000)................................    1,595,000            --
Revolving line of credit up to $1,500,000 due on March 31,
  2000, plus interest at the bank's prime rate less .5%
  (8.00% at January 1, 2000)................................    1,000,000            --
Three-year term note with 36 equal monthly principal
  payments plus interest at the bank's prime rate plus .5%
  (8.25% and 9.00% at January 2, 1999 and January 1, 2000,
  respectively).............................................      204,167            --
Three-year term note with 36 equal monthly principal
  payments plus interest at the bank's prime rate less .5%
  (7.25% and 8.00% of January 2, 1999 and January 1, 2000,
  respectively).............................................      173,333            --
Capital lease obligations (see Note 12).....................      336,167     3,936,276
                                                              -----------   -----------
                                                               22,176,872    61,247,476
Less -- Current maturities..................................   (1,249,764)   (3,046,847)
                                                              -----------   -----------
                                                              $20,927,108   $58,200,629
                                                              ===========   ===========

     Minimum principal repayments of long-term debt as of December 30, 2000, excluding capitalized lease obligations (see Note 12), are as follows for fiscal years ended:

2001........................................................  $ 1,875,000
2002........................................................    3,750,000
2003........................................................    3,750,000
2004........................................................   47,936,200
                                                              -----------
                                                              $57,311,200
                                                              ===========

TERM NOTE AND REVOLVING CREDIT FACILITIES

     In connection with the Telecrafter acquisition on September 7, 1999, the Company entered into a Credit Agreement which provided for initial borrowings of $15,000,000 under a Term Note ("Term Note"). The Company incurred costs of $1,745,351 in connection with the Term Note which are included in other assets in the accompanying consolidated balance sheet as of January 1, 2000 and are being amortized using the

                VIASOURCE COMMUNICATIONS, INC. AND SUBSIDIARIES effective interest rate method over the life of the Term Note. For the years ended January 1, 2000 and December 30, 2000, amortization of debt issuance costs was $368,530 and $392,162, respectively. The proceeds from the Term Note were used to fund the $10,500,000 cash consideration in the Telecrafter acquisition, repay debt and to fund general working capital needs. Borrowings under the Term Note are collateralized by substantially all of the assets of the Company. The Term Note contains various financial and non-financial covenants, the most restrictive of which require the maintenance of certain financial ratios, restrict future indebtedness and prohibit cash dividends.

     In addition to the above scheduled payments, the Company is required to make certain prepayments based on excess cash flows, as defined in the agreement. Prepayments are also required when assets are sold and when debt or equity securities are issued in excess of $5,000,000 on an aggregate basis. On August 17, 2000, the Term Note holder agreed to waive repayment upon completion of the Company's initial public offering.

     In March 2000, the Company entered into a $15,000,000 Revolving Credit Facility (the "Revolver"), which matures on September 7, 2004 with the same lender as the Term Note. The Revolver provided for a $12,000,000 working capital facility and a sub-facility of up to $3,000,000 for letters of credit. The Revolver bears interest, at the Company's option, at prime plus 2.25% or LIBOR plus 3.5% and requires an annual commitment fee of 0.50% on the unused portion of the Revolver. The Revolver contains the same financial covenants and non-financial covenants as the Term Note. Together the Term Note and Revolver are referred to as the "Term Note and Revolving Credit Facility". On May 31, 2000, the Company executed an amendment to the Term Note and Revolving Credit Facility, which changed its financial covenants. In July 2000, the lender waived compliance with certain covenants for the second quarter of 2000 and revised the covenants prospectively. On August 15, 2000, the Company entered into an amendment on the revolver to increase the available borrowing capacity to $25,000,000 including the sub-facility of up to $3,000,000 for letters of credit. The initial borrowings on the Revolver were used to repay the Bank Facility (as defined below), as well as certain bank indebtedness. As of December 30, 2000, the outstanding balance on the Revolver was $20,031,006.

     On April 13, 2001, the Company executed an amendment to the Term Note and Revolving Credit Facility, which changed its financial covenants relating to coverage ratios, such as leverage, debt service and capital expenditures for fiscal 2001.

SUBORDINATED NOTES

     On September 7, 1999, the Company entered into a $3,000,000 subordinated note as partial consideration for the net assets acquired from Telecrafter. The note was subject to prepayment upon an initial public offering and was repaid in August 2000. The Company has outstanding approximately $22.3 million of subordinated notes issued to shareholders in its 2000 acquisitions of TeleCore, Excalibur and Service Cable. The notes payable to shareholders have stated maturity dates in November 2001, however all of these notes are subordinate to the Term Note and Revolving Credit Facility and all principal and interest payments are contingent upon the repayment of the Term Note and Revolving Credit Facility. As a result, the subordinated notes and related accrued interest have been classified as long-term debt in the accompanying consolidated balance sheets. These notes bear interest at 9%.

BANK FACILITY

     The Company was a party to a bank facility consisting of (i) a $1,500,000 revolving line of credit, (ii) a $2,000,000 equipment line of credit, (iii) a $1,100,000 three-year term note, (iv) a $240,000 three-year term note and (v) a $1,000,000 letter of credit line. This facility was collateralized by trade accounts receivable less than 90 days old, inventories and equipment and machinery. There was an annual one percent fee on the issuance of letters of credit. These agreements were repaid in the first quarter of 2000.

                VIASOURCE COMMUNICATIONS, INC. AND SUBSIDIARIES

10.  STOCK OPTIONS AND WARRANTS

STOCK OPTIONS

     On June 14, 1999, the Company established the 1999 Stock Incentive Plan (the "1999 Plan") for its employees, officers, directors and certain other individuals. A committee of the Board of Directors administers and awards grants under the 1999 Plan. The 1999 Plan allows for the issuance of either incentive stock options or nonqualified stock options. Options granted under the 1999 Plan expire no later than ten years after the grant date. Each option entitles the holder to purchase one share of common stock at the indicated exercise price. As of June 1, 2000, no further grants will be made pursuant to the Plan.

     In May 2000, the Company established the 2000 Stock Option Plan (the "2000 Plan") and reserved 2,235,294 shares for issuance. The 2000 Plan allows for the grant of incentive stock options, nonqualified stock options and certain other stock-based awards to the Company's employees, officers, directors or consultants. Options granted under the Plan expire no later than ten years after the grant date. In August 2000, the Company granted options to purchase approximately 1.4 million shares of common stock at the Company's initial public offering price per share of $8.00.

     In June 2000, the Company adopted the TeleCore, Inc. 1999 Stock Option Plan. As of June 1, 2000, no further grants will be made pursuant to the Plan.

     The following table summarizes stock option activity under the Plans:

                                                                                       WEIGHTED
                                                                                        AVERAGE
                                                                                       EXERCISE
                                                                           EXERCISE      PRICE
                                                              ACTIVITY      PRICE      PER SHARE
                                                              ---------   ----------   ---------
Balance outstanding, June 14, 1999..........................         --   $       --     $  --
Granted.....................................................  1,250,208         1.70      1.70
Granted below fair market value.............................    264,706         0.51      0.50
Granted in CRI acquisition..................................    149,156         1.70      1.70
                                                              ---------   ----------     -----
Balance outstanding, January 1, 2000........................  1,664,070     .51-1.70      1.51
Granted.....................................................  1,966,746     .23-8.00      6.03
Granted below fair market value.............................    170,588         7.20      7.20
Granted in Service Cable acquisition........................     58,824         7.60      7.60
Granted in Telecore acquisition.............................  1,183,196     .24-5.92      3.28
Exercised...................................................    (55,351)        1.70      1.70
Canceled....................................................   (549,618)   1.70-8.00      3.69
                                                              ---------   ----------     -----
Balance outstanding, December 30, 2000......................  4,438,455   $ .23-8.00     $4.63
                                                              =========   ==========     =====
Exercisable at December 30, 2000............................  1,380,084
                                                              ---------
Available for grant at December 30, 2000....................    561,320
                                                              =========

                VIASOURCE COMMUNICATIONS, INC. AND SUBSIDIARIES

     The following table summarizes information about fixed stock options outstanding at December 30, 2000:

                                                  OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                                         --------------------------------------   ------------------------------
                                                         WEIGHTED-
                                                          AVERAGE     WEIGHTED-
RANGE OF                                    NUMBER       REMAINING     AVERAGE       NUMBER         WEIGHTED-
EXERCISE                                 OUTSTANDING    CONTRACTUAL   EXERCISE    EXERCISABLE        AVERAGE
 PRICES                                  AT 12/30/00       LIFE         PRICE     AT 12/30/00    EXERCISE PRICES
--------                                 ------------   -----------   ---------   ------------   ---------------
$0.00-0.80.............................     473,294         8.80        $0.39        399,419          $0.42
$0.81-1.60.............................   1,557,173         8.10        $1.78        795,525          $1.84
$1.61-4.80.............................     125,518         8.42        $3.35         23,988          $3.40
$4.81-7.20.............................     436,437         8.83        $6.11         31,152          $5.91
$7.21-7.60.............................      58,824         9.33        $7.60              0          $0.00
$7.61-8.00.............................   1,787,209         9.60        $7.97        130,000          $8.00
                                          ---------        -----        -----      ---------          -----
$0.00-8.00.............................   4,438,455         8.90        $4.63      1,380,084          $2.12
                                          =========        =====        =====      =========          =====

     The Company follows APB Opinion No. 25, "Accounting for Stock Issued to Employees" and as interpreted by FIN 44 in accounting for its employee stock options. Under APB Opinion No. 25, if the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

     Pro forma information regarding net income (loss) required by SFAS No. 123, "Accounting for Stock-Based Compensation," has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The determination of the fair value of the options noted above was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for fiscal 2000: dividend yield of zero, risk free interest rate of between 6.08% and 6.43%, volatility factor of the expected market price of the Company's common stock of 101%, an expected life of the options of five years and a turnover rate of 50%. For fiscal 1998 and 1999, the weighted average assumptions were: dividend yield of zero, risk free interest rate of 6.0%, volatility factor of the expected market price of the Company's common stock of 0% and an expected life of the options of five years.

     For fiscal 2000, the weighted average fair value of employee stock options granted at fair market value is $6.03 and the weighted average fair value of options granted below fair market value is $7.20. For purposes of pro forma disclosure, the estimated fair value of the option is amortized to expense over the option's vesting period.

     For fiscal 1999, the weighted average fair value of employee stock options granted at fair market value is $1.70 and the weighted average fair value of options granted below fair market value is $0.51.

                VIASOURCE COMMUNICATIONS, INC. AND SUBSIDIARIES

     Under SFAS 123, compensation expense computed by the fair market value method would be increased by $2.8 million and $1.9 million for the fiscal years ended January 1, 2000 and December 30, 2000, respectively. Fiscal 1998 compensation expense remains unchanged.

                                                     FOR THE FISCAL YEARS ENDED
                                              -----------------------------------------
                                              JANUARY 2,    JANUARY 1,     DECEMBER 30,
                                                 1999          2000            2000
                                              ----------    -----------    ------------
Net income (loss) -- as reported............  $1,415,495    $(2,849,076)   $(76,943,236)
                                              ==========    ===========    ============
Net income (loss) -- Pro forma..............  $1,415,495    $(5,639,524)   $(78,853,587)
                                              ==========    ===========    ============
Basic and diluted net income (loss) per
  share.....................................  $     0.07    $     (0.13)   $      (2.27)
                                              ==========    ===========    ============
Basic and diluted net income (loss) per
  share -- Pro forma........................  $     0.07    $     (0.26)   $      (2.33)
                                              ==========    ===========    ============

     In June 1999, in connection with the grant of 264,706 options to two senior executives, the Company recorded compensation expense of $315,000, which represents the difference between the option exercise price and the fair value of the Company's common stock of $1.70 per share on the date the stock options were granted. The fair value of $1.70 per share of the underlying common stock equaled the $1.70 per share price paid to redeem the Viasource shareholders in June 1999 and the price paid by the new investors in June and September 1999. These options were immediately exercisable on the date of grant. None of these options were exercised as of January 1, 2000 and December 30, 2000.

     In October 1999, the Company granted options to purchase 172,132 shares of common stock to a consultant. These options vest over nine quarters and are exercisable for ten years. In accordance with SFAS No. 123, the Company recorded the fair value of the options issued to the consultant as deferred compensation, which was being amortized over the vesting period of the options. The fair value of the options was determined using the Black-Scholes option pricing model with the following assumptions: dividend yield of zero, risk free interest rate of 6.0%, volatility factor of the expected market price of the Company's common stock of 70% and the contractual term of the options of ten years. The fair value of the options issued to the consultant will be re-measured at each balance sheet date over the vesting period. Any increases or decreases in the fair value of the options will be recorded as adjustments to deferred compensation and amortized over the remaining vesting period. For fiscal 1999, the Company recorded stock-based compensation expense of $408,326 for amortization of the related deferred compensation. The Company amended their arrangement with this consultant in March 2000, which immediately vested the remaining unvested options issued under the October 1999 consulting agreement and removed the requirement for any further services. In accordance with SFAS No. 123, the Company recorded compensation expense of $1,447,048 during the first quarter of fiscal 2000.

     On December 31, 1999, performance based options to purchase 76,532 shares of common stock were granted to various employees. These options have an exercise price of $1.70 per share, vest one-third per year beginning in 1999 and have a ten-year life. The Company recorded the $1,170,936 fair value of these options as deferred compensation and recorded stock-based compensation expense of $390,312 for amortization of the related deferred compensation. As of January 1, 2000 and December 30, 2000, the Company has unamortized deferred compensation of $780,624 and $390,312, respectively, associated with these options, which will be amortized over the remaining two-year vesting period. As of December 31, 1999, all performance requirements have been met. The Company does not have any other performance-based options outstanding as of December 30, 2000.

     In January 2000, the Company granted options to purchase 20,588 and 14,706 shares of common stock at $1.70 per share, to a consultant and a director, respectively. These options were immediately exercisable on the date of grant and are exercisable for ten years. In accordance with SFAS No. 123, the Company recorded

                VIASOURCE COMMUNICATIONS, INC. AND SUBSIDIARIES the $292,210 fair value of these options, as determined using the Black-Scholes option-pricing model, as compensation expense during fiscal 2000. The fair value of the underlying common stock was $9.00 per share. In January 2000, the Company granted options to purchase 58,824 shares of common stock to one senior executive. These options vest over three years and are exercisable for ten years. The Company recorded deferred compensation of $429,000, which will be amortized over the options vesting period and represents the difference between the option exercise price of $1.70 per share and the $9.00 per share fair value of the Company's common stock on the date such stock options were granted. For the year ended December 30, 2000, the Company recorded stock-based compensation expense of $143,000 for the amortization of the related deferred compensation. At December 30, 2000, the Company had $286,100 of unamortized deferred compensation.

     In April and May 2000, the Company issued options to two employees to purchase 170,588 shares of the Company's common stock at a 10% discount to the Company's initial public offering price per share of $8.00. These options vest over three years and have a ten-year life. The Company recorded deferred compensation for the difference between the exercise price per share and the estimated initial public offering price per share and is amortizing the amount over the vesting period. For the year ended December 30, 2000, the Company recorded stock-based compensation expense of $31,740 for amortization of the related deferred compensation. At December 30, 2000, the Company had unamortized deferred compensation of $102,763. During September 2000, one of these employees resigned and forfeited the related options amounting to $19,396.

WARRANTS

     On June 14, 1999, the Company granted warrants to purchase 147,059 shares of the Company's common stock at $.02 per share in connection with a $5,000,000 bridge financing. These warrants were valued at their estimated fair value of $250,000 and recorded as debt issue cost. The fair value of $1.70 per share of the underlying common stock equaled the $1.70 per share price paid to redeem the Viasource shareholders in June 1999 and the price paid by the new investors in June and September 1999. In connection with the repayment of the bridge financing on September 7, 1999, the remaining unamortized debt issue costs were recorded as interest expense. The warrants are exercisable for ten years. Upon completion of the Company's initial public offering in August 2000, warrants to purchase 147,059 shares of common stock were exercised.

     On September 7, 1999, the Company granted warrants to purchase 870,538 shares of common stock at $.02 per share in connection with sale of Common stock and the $15,000,000 Credit Agreement. These warrants were valued at their estimated fair value of $1,479,896 using the Black-Scholes pricing model with the following assumptions: dividend yield of zero, risk free interest rate of 6.0%, volatility factor of the expected market price of the Company's common stock of 70% and the contractual term of the warrants of ten years. The warrants are exercisable for ten years. Upon completion of the Company's initial public offerings in August 2000, warrants to purchase 870,538 shares of common stock were exercised. The fair value of the warrants was recorded proportionately to the relative fair value of the capital raised, as follows:

Common stock................................................  $   92,493
Debt issuance costs.........................................   1,387,403
                                                              ----------
          Total.............................................  $1,479,896
                                                              ==========

                VIASOURCE COMMUNICATIONS, INC. AND SUBSIDIARIES

11.  INCOME TAXES

     The components of the provision (benefit) for income taxes are as follows:

                                                              FISCAL YEAR ENDED
                                                    --------------------------------------
                                                    JANUARY 2,   JANUARY 1,   DECEMBER 30,
                                                       1999         2000          2000
                                                    ----------   ----------   ------------
Current:
  Federal.........................................  $  881,823   $ 318,000    $  (109,451)
  State...........................................     242,677     (10,735)       345,458
                                                    ----------   ---------    -----------
                                                     1,124,500     307,265        236,007
                                                    ----------   ---------    -----------
Deferred:
  Federal.........................................      69,149    (861,895)    (3,408,465)
  State...........................................       8,851          --             --
                                                    ----------   ---------    -----------
                                                        78,000    (861,895)    (3,408,465)
Establishment of a valuation allowance on deferred
  tax assets......................................          --          --      5,377,945
                                                    ----------   ---------    -----------
                                                    $1,202,500   $(554,630)   $ 2,205,487
                                                    ==========   =========    ===========

     Deferred taxes are determined based upon the estimated future tax effects of differences between the financial statement and income tax bases of assets and liabilities given the provisions of the enacted tax laws.

     The reconciliation of the statutory federal income tax amount to the Company's effective income tax amount is as follows:

                                                             FISCAL YEAR ENDED
                                                  ---------------------------------------
                                                  JANUARY 2,   JANUARY 1,    DECEMBER 30,
                                                     1999         2000           2000
                                                  ----------   -----------   ------------
Statutory federal income tax amount (benefit)...  $  890,118   $(1,157,260)  $(25,410,835)
State taxes, net of federal tax benefit.........     211,647        (7,085)       228,001
Non-deductible expenses, principally
  non-deductible intangible amortization........          --       462,222      3,098,808
Non-deductible impairment loss on intangible
  assets and related goodwill...................          --            --     17,990,232
Establishment of a valuation allowance on net
  deferred tax assets...........................          --            --      5,377,945
Other...........................................     100,735       147,493        921,336
                                                  ----------   -----------   ------------
                                                  $1,202,500   $  (554,630)  $  2,205,487
                                                  ==========   ===========   ============

     During the year ended December 30, 2000, the Company established a valuation allowance of $5.4 million related to its net deferred tax assets. Realization of the future tax benefits related to deferred tax assets is dependent on many factors, including the Company's ability to generate future taxable income. Management has considered these factors in reaching its conclusions as to the need for a valuation allowance for financial reporting purposes.

                VIASOURCE COMMUNICATIONS, INC. AND SUBSIDIARIES

     The tax effect of temporary differences as established in accordance with SFAS No. 109 that give rise to deferred taxes are as follows:

                                                              JANUARY 1,   DECEMBER 30,
                                                                 2000          2000
                                                              ----------   ------------
Deferred tax asset:
Accruals not currently deductible...........................  $1,051,146   $ 4,817,365
Allowance for doubtful accounts.............................          --       836,433
Other.......................................................     378,638            --
                                                              ----------   -----------
                                                               1,429,784     5,653,798
                                                              ----------   -----------
Deferred tax liability:
Depreciation and amortization...............................    (190,728)     (169,141)
Other.......................................................    (188,436)     (106,712)
                                                              ----------   -----------
                                                                (379,164)     (275,853)
                                                              ----------   -----------
  Net deferred tax asset before valuation allowance.........   1,050,620     5,377,945
  Less valuation allowance relating to net deferred tax
     asset..................................................          --    (5,377,945)
                                                              ----------   -----------
  Net deferred tax asset....................................  $1,050,620   $        --
                                                              ==========   ===========

12.  COMMITMENTS AND CONTINGENCIES

LEASES

     The Company leases its office facilities and equipment under various capital and noncancellable operating leases, which expire on various dates through March 2011. Interest rates on capital leases range from 8.6% to 18.73%. Rent expense for all operating leases was $1,681,771, $3,126,960 and $9,485,584 in fiscal 1998, 1999 and 2000, respectively.

     Future minimum lease payments as of December 30, 2000 are as follows:

                                                               OPERATING     CAPITAL
                                                                LEASES        LEASES
                                                              -----------   ----------
2001........................................................  $ 4,810,191   $1,478,808
2002........................................................    3,803,626    1,267,937
2003........................................................    2,413,107      758,317
2004........................................................    2,035,083      233,311
2005........................................................    1,027,488           --
Thereafter..................................................      437,970           --
                                                              -----------   ----------
          Total minimum lease payments......................  $14,527,465    3,738,373
                                                              ===========   ==========
Less -- amount representing interest........................                  (341,997)
                                                                            ----------
Present value of future minimum lease payments..............                 3,396,376
                                                                            ----------
Less -- current portion of principal payments...............                 1,171,847
                                                                            ----------
                                                                            $2,224,529
                                                                            ==========

                VIASOURCE COMMUNICATIONS, INC. AND SUBSIDIARIES

EMPLOYMENT AGREEMENTS

     As of January 1, 2000, the Company has employment agreements with fourteen executives, which expire at various dates through November 2002. These agreements provide for, among other things, salary, bonus, severance and change in control provisions. The amounts due, excluding bonus, severance and change in control provision under these employment contracts are as follows:

FISCAL YEAR ENDING
------------------
2001........................................................  $2,779,779
2002........................................................   2,437,801
2003........................................................     920,703
                                                              ----------
          Total.............................................  $6,138,283
                                                              ==========

EMPLOYEE BENEFIT PLANS

     At December 30, 2000, the Company had various 401(k) plans and a profit sharing thrift plan, at some of the acquired companies. All of these plans were frozen as of December 30, 2000 and the Company expects to establish a company-wide 401(k) plan in the second quarter of 2001. The Company has made no contributions to these plans for the fiscal periods ended 1999 and 2000.

LETTERS OF CREDIT

     At January 1, 2000 and December 30, 2000, the Company had letters of credit outstanding totaling $1,348,854, which primarily relate to collateral established for various workers' compensation policy. The contract amount of the letters of credit is a reasonable estimate of their fair value as the value for each is fixed over the life of the commitment.

LITIGATION

     In the normal course of business, the Company is a party to various claims and legal proceedings. Although the ultimate outcome of these matters is not presently determinable, management of the Company, after consultation with legal counsel, does not believe that these matters will have a material adverse effect on the Company's consolidated financial position or results of operations.

13.  CONCENTRATION RISKS

     Financial instruments, which potentially subject the Company to concentrations of credit risk are primarily cash, short-term investments and accounts receivable. The Company performs periodic evaluations of the relative credit standing of the financial institutions with which it does business. The Company periodically evaluates the financial condition of its obligors and generally does not require collateral. The Company's allowance for doubtful accounts reflects current market conditions and management's assessment regarding the collectibility of its accounts receivable.

     For fiscal 1998, 1999 and 2000, five, four and five customers, respectively, in aggregate, accounted for approximately 82%, 73% and 80% of total revenues, respectively. At January 1, 2000 and December 30, 2000, these customers, in aggregate, accounted for 64% and 63% of accounts receivable, respectively. A loss of or a material reduction in revenues from any of these customers could have a material adverse effect on the

                VIASOURCE COMMUNICATIONS, INC. AND SUBSIDIARIES

Company's operating results and financial condition. Revenues from these significant customers by segment and by fiscal year are as follows:

                                                                FISCAL YEAR
                                                  ---------------------------------------
SEGMENT                                              1998          1999          2000
-------                                           -----------   -----------   -----------
Cable...........................................  $16,452,549   $29,889,093   $64,380,780
                                                  ===========   ===========   ===========
Telephony and Internet..........................  $ 4,246,831   $ 8,115,764   $40,893,214
                                                  ===========   ===========   ===========
Satellite and Wireless(1).......................  $ 7,047,859   $ 6,868,475   $49,196,698
                                                  ===========   ===========   ===========

---------------

(1) Of the revenues derived from the conversion program in fiscal 1999 and 2000, $1.5 million and $7.7 million were subject to potential charge-backs and are recorded as deferred revenue.

14.  RELATED-PARTY TRANSACTIONS

     In addition to the recapitalization transaction discussed in Note 1, during 1999, the Company repurchased 553 shares of common stock from a shareholder for $7,057. For fiscal 1998 and 1999, the Company paid $157,533 and $305,300, respectively, to a shareholder for consulting services.

     In connection with the Telecrafter acquisition on September 7, 1999 (see
Note 3), the Company entered into a facility lease with one of the selling shareholders, which expires in March 2011. The lease provides for escalating lease payments over the life of lease. For the period from September 7, 1999 through January 1, 2000, the Company recorded $13,757 of expense under this lease and for the year ended December 30, 2000, the Company recorded $68,620 of expense under this lease.

     During August 2000, in connection with the waiver and amendment of the Term Loan and Revolving Credit Facility, Crest Communications agreed that, if the Company did not completed their initial public offering or an equity or subordinated debt financing to prepay $2.5 million of the principal under its subordinated term credit agreement by November 15, 2000, it or its designee would purchase up to $2.5 million in equity or subordinated debt securities of Viasource to prepay such principal amount. The Company agreed to pay Crest Communications a cash fee of $100,000 as compensation for providing this commitment.

     The Company has paid $311,572 and $221,962 during fiscal 2000 and fiscal 1999, respectively, to an employee of one of our principal stockholders for legal service, primarily related to acquisitions and financing transactions.

     During the year ended December 30, 2000, the Company paid to a shareholder and former owner of TeleCore, $350,000 in cash relating to minimum interest on subordinated notes issued in the acquisition.

15.  SEGMENTS

     The Company follows SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company classifies its operations into four segments: Cable Services, Telephony and Internet, Satellite and Wireless Services and Premise Networking, Staffing and Other. The operating segments are managed separately because each operating segment represents a strategic business unit that offers different services. The accounting policies of the operating segments are the same as described in the summary of significant accounting policies. The business segments are described in further detail below:

          The Cable segment provides traditional and advanced cable installation, disconnects, equipment recovery, collection and system audit services.

                VIASOURCE COMMUNICATIONS, INC. AND SUBSIDIARIES

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

          The Premise Networking, Staffing and Other segment includes installation and maintenance of local area and wide area networking services and other communication systems for commercial and residential consumers as well as provision of installation technicians to commercial customers.

          Corporate operations include senior management activities, professional services and headquarters' facility and support and employee benefit costs, not allocated to the other segments.

          Segment assets include amounts specifically identified to Cable, Telephony and Internet, Satellite and Wireless Services and Premise Networking Services, Staffing and Other segments. Corporate assets consist primarily of cash and cash equivalents, marketable securities, capitalized financing costs and long-term debt.

          Business segment information is as follows (in thousands):

                                                                  FISCAL YEAR ENDED
                                                        --------------------------------------
                                                        JANUARY 2,   JANUARY 1,   DECEMBER 30,
                                                           1999         2000          2000
                                                        ----------   ----------   ------------
REVENUES
  Cable...............................................   $22,387      $45,501       $ 92,775
  Telephony and Internet..............................     4,261        8,221         42,785
  Satellite and Wireless..............................     7,047        7,125         49,548
  Premise Networking, Staffing and Other..............       121          549         10,932
                                                         -------      -------       --------
                                                         $33,816      $61,396       $196,040
                                                         =======      =======       ========
OPERATING INCOME (LOSS)
  Cable...............................................   $ 3,359      $ 2,295       $  4,856
  Telephony and Internet..............................       822        2,020        (64,129)
  Satellite and Wireless..............................       479       (1,163)        (2,645)
  Premise Networking, Staffing and Other..............        (7)         (80)        (1,903)
  Corporate...........................................    (1,913)      (5,133)        (6,051)
                                                         -------      -------       --------
                                                         $ 2,740      $(2,061)      $(69,872)
                                                         =======      =======       ========
TOTAL ASSETS
  Cable...............................................   $ 5,969      $43,713       $ 65,132
  Telephony and Internet..............................     1,208        3,358         37,891
  Satellite and Wireless..............................     1,492        8,108         44,960
  Premise Networking, Staffing and Other..............       109        1,214         16,004
  Corporate...........................................     1,006       10,789         17,526
                                                         -------      -------       --------
                                                         $ 9,784      $67,182       $181,513
                                                         =======      =======       ========

                VIASOURCE COMMUNICATIONS, INC. AND SUBSIDIARIES

                                                                  FISCAL YEAR ENDED
                                                        --------------------------------------
                                                        JANUARY 3,   JANUARY 1,   DECEMBER 30,
                                                           1999         2000          2000
                                                        ----------   ----------   ------------
DEPRECIATION AND AMORTIZATION
  Cable...............................................   $   702      $ 2,027       $  4,057
  Telephony and Internet..............................       153          373          8,017
  Satellite and Wireless..............................       121          295          2,018
  Premise Networking, Staffing and Other..............         4           50          1,024
  Corporate...........................................        --           69            282
                                                         -------      -------       --------
                                                         $   980      $ 2,814       $ 15,398
                                                         =======      =======       ========
CAPITAL EXPENDITURES
  Cable...............................................   $ 1,599      $ 3,001       $  5,499
  Telephony and Internet..............................       347          793          2,533
  Satellite and Wireless..............................       275          427          2,932
  Premise Networking, Staffing and Other..............        10           58            639
  Corporate...........................................        --          104          2,096
                                                         -------      -------       --------
                                                         $ 2,231      $ 4,383       $ 13,699
                                                         =======      =======       ========

16.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     Our operations are seasonal, generally resulting in higher revenues and operating profits in the second and third quarters compared to the first and fourth quarters of the year. Quarterly variations in operating results may result from many factors, including fluctuations in demand for services, a change in the mix of clients, the timing and volume of work under new agreements, the termination of existing agreements, variations in the profitability of projects performed during any particular quarter, the length of sales cycles, costs incurred to support growth internally, the timing of expansion in new markets, the timing of acquisitions, the costs associated with integrating businesses, and adverse weather conditions that interfere with the ability to provide services. As a result, our operating results in any particular quarter may not be indicative of the results that can be expected for any other quarter or the entire year.

     The following is the selected quarterly results of operations for the quarters stated:

2000                               FIRST        SECOND         THIRD       FOURTH(1)      TOTAL 2000
----                            -----------   -----------   -----------   ------------   ------------
Revenues......................  $29,097,733   $45,292,515   $61,335,514   $ 60,314,212   $196,039,974
Cost of Revenues..............  $24,988,978   $41,062,695   $54,639,798   $ 47,995,912   $168,687,383
Net loss......................  $(4,060,704)  $(4,552,743)  $(9,085,786)  $(59,244,003)  $(76,943,236)
Basic and diluted net loss per
  share.......................  $     (0.09)  $     (0.22)  $     (0.24)  $      (1.40)  $      (2.27)

1999                               FIRST        SECOND         THIRD       FOURTH(1)      TOTAL 2000
----                            -----------   -----------   -----------   ------------   ------------
Revenues......................  $ 8,608,688   $ 8,776,015   $19,504,476   $ 24,506,689   $ 61,395,868
Cost of Revenues..............  $ 7,221,638   $ 6,804,894   $15,617,721   $ 21,620,288   $ 51,264,541
Net income (loss).............  $   191,137   $  (787,148)  $  (112,806)  $ (2,140,259)  $ (2,849,076)
Basic and diluted net income
  (loss) per share............  $      0.01   $     (0.04)  $     (0.01)  $      (0.08)  $      (0.13)

---------------

(1) The fourth quarter of fiscal 2000 includes the $52.9 million impairment loss on intangible assets and related goodwill.

                                  SCHEDULE II
                         VIASOURCE COMMUNICATIONS, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                        FISCAL YEARS 1998, 1999 AND 2000

                                                          JANUARY 3,    JANUARY 1,    DECEMBER 30,
                                                             1999          2000           2000
                                                          ----------    ----------    ------------
Allowance for Doubtful Accounts
Beginning balance.......................................   $200,000     $  200,000     $1,041,649
  Additions Charged to Costs and Expenses...............         --        318,739      1,251,710
  Allowance for doubtful accounts of acquired
     companies..........................................         --        745,000        821,848
  Charge-offs...........................................         --       (222,090)      (655,109)
                                                           --------     ----------     ----------
  Ending Balance........................................   $200,000     $1,041,649     $2,460,098
                                                           ========     ==========     ==========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 of Form 10-K is hereby incorporated by reference to our Definitive Proxy Statement on Schedule 14A, which will be filed not more than 120 days after December 30, 2000.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by Item 11 of Form 10-K is hereby incorporated by reference to our Definitive Proxy Statement on Schedule 14A, which will be filed not more than 120 days after December 30, 2000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 of Form 10-K is hereby incorporated by reference to our Definitive Proxy Statement on Schedule 14A, which will be filed not more than 120 days after December 30, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 of Form 10-K is hereby incorporated by reference to our Definitive Proxy Statement on Schedule 14A, which will be filed not more than 120 days after December 30, 2000.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements.  See Index to Financial Statements on page 25.

     (a)(2) Financial Statement Schedules.  None.

     (a)(3) Exhibits. The exhibits filed as part of this Annual Report on Form 10-K, as required by Item 601 of Regulation S-K, are included in the Index to Exhibits included elsewhere in this Annual Report on Form 10-K.

     (b) Reports on Form 8-K. No current reports on Form 8-K were filed during the fourth quarter of the fiscal year ended December 30, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Fort Lauderdale, Florida on April 13, 2001.

                                          Viasource Communications, Inc.

                                          /s/ CRAIG A. RUSSEY
                                          --------------------------------------
                                          Craig A. Russey
                                          President, Director and Principal
                                          Executive Officer

                               POWER OF ATTORNEY

     Know all persons by these presents, that each person whose signature appears below hereby constitutes and appoints, jointly and severally, Craig A. Russey and Douglas J. Betlach, and each of them, as his or her attorney-in-fact, with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, if any, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorney to any and all amendments to said Annual Report on Form 10-K.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                     TITLE                       DATE
                      ---------                                     -----                       ----

/s/ CRAIG A. RUSSEY                                      (President and Director              April 13, 2001
-----------------------------------------------------    Principal Executive Officer)
Craig A. Russey

/s/ WILLIAM W. SPRAGUE                                   Chairman of the Board of             April 13, 2001
-----------------------------------------------------    Directors
William W. Sprague

/s/ DOUGLAS J. BETLACH                                   Executive Vice President,            April 13, 2001
-----------------------------------------------------    Chief Financial Officer,
Douglas J. Betlach                                       Treasurer and Secretary
                                                         (Principal Financial and
                                                         Accounting Officer)

/s/ V. MICHAEL FITZGERALD                                Director                             April 13, 2001
-----------------------------------------------------
V. Michael Fitzgerald

/s/ BRUCE A NASSAU, PH.D.                                Director                             April 13, 2001
-----------------------------------------------------
Bruce A. Nassau, Ph.D.

/s/ ROY D. TARTAGLIA                                     Director                             April 13, 2001
-----------------------------------------------------
Roy D. Tartaglia

/s/ LAWRENCE J. TOOLE                                    Director                             April 13, 2001
-----------------------------------------------------
Lawrence J. Toole

                      SIGNATURE                                     TITLE                       DATE
                      ---------                                     -----                       ----
/s/ RANDALL R. LUNN                                      Director                             April 13, 2001
-----------------------------------------------------
Randall R. Lunn

/s/ BERNARD G. DVORAK                                    Director                             April 13, 2001
-----------------------------------------------------
Bernard G. Dvorak

/s/ RON COOPER                                           Director                             April 13, 2001
-----------------------------------------------------
Ron Cooper

                               INDEX TO EXHIBITS

 EXHIBIT
 NUMBER                                 DESCRIPTION
---------                               -----------
3.1+       --   Amended and Restated Certificate of Incorporation
3.2+       --   Bylaws
4.1+       --   Specimen Certificate of Viasource common stock
4.2+       --   Amended and Restated Stockholders Agreement dated as of June
                1, 2000
10.1+      --   Employment Agreement, dated as of July 19, 2000, by and
                between Viasource and Douglas J. Betlach
10.2+      --   Employment Agreement, dated as of July 23, 1999, by and
                between Viasource and Richard Rettstadt
10.3       --   [Reserved]
10.4+      --   Employment Agreement, dated as of September 7, 1999, by and between Viasource and Bruce Nassau
10.5(a)+   --   1999 Stock Incentive Plan
10.5(b)+   --   2000 Stock Option Plan
10.5(c)+   --   TeleCore, Inc. 1999 Stock Option Plan
10.6+      --   Stock Purchase Agreement by and among The RTK Group, Inc.,
                Crest Communications, Jackson National Life Insurance
                Company, BancBoston Investments Inc. and the Sellers named therein dated as of June 14, 1999
10.7+      --   Share Repurchase Agreement by and among The RTK Group, Inc.
                and the Sellers named therein, dated as of June 14, 1999
10.8+      --   Agreement and Plan of Merger among The RTK Group, Inc., CRI
                Acquisition Corp., Communication Resources Incorporated, and
                Crest Communications/CRI LLC, dated as of July 23, 1999
10.9+      --   Asset Purchase Agreement by and among Viasource, Nassau
                Communications Inc., Telecrafter Acquisition Corp., Dr.
                Bruce Nassau and Lurie Nassau, dated as of July 28, 1999
10.10(a)+  --   Amended and Restated Credit Agreement, dated as of March 10,
                2000, by and between Viasource, as Borrower, and General
                Electric Capital Corporation, as Lender
10.10(b)+  --   Amendment No. 1, dated as of December 22, 1999, to the
                Amended and Restated Credit Agreement dated as of March 10,
                2000, by and between Viasource, as Borrower and General
                Electric Capital Corporation, as Lender
10.10(c)+  --   Amendment No. 2, dated as of May 31, 2000, to the Amended
                and Restated Credit Agreement, dated as of March 10, 2000, by and between Viasource, as Borrower and General Electric
                Capital Corporation, as Lender
10.10(d)+  --   Amendment No. 3, dated as of July 24, 2000, to the Amended and Restated Credit Agreement dated as of March 10, 2000, by and between Viasource, as Borrower and General Electric
                Capital Corporation, as Lender
10.10(e)+  --   Amendment No. 4, dated as of August 17, 2000, to the Amended and Restated Credit Agreement dated as of March 10, 2000, by and between Viasource, as Borrower and General Electric
                Capital Corporation, as Lender
10.10(f)   --   Amendment No. 5, dated as of April 13, 2001, to the Amended and Restated Credit Agreement dated as of March 10, 2000, by and between Viasource, as Borrower, and General Electric
                Capital Corporation, as Lender

 EXHIBIT
 NUMBER                                 DESCRIPTION
---------                               -----------
10.11+     --   Asset Purchase Agreement entered into as of April 18, 2000, by and among Viasource Communications, Inc; DS Acquisition,
                Inc.; DS Cable TV Contractor, Inc.; Dennis M. Scanlan and
                Lisa Scanlan
10.12+     --   Asset Purchase Agreement entered into as of May 4, 2000, by and among Viasource Communications, Inc.; SCC Acquisition,
                Inc.; Service Cable Electric, Inc., and its wholly-owned
                subsidiaries, Service Cable Corporation and its
                subsidiaries; Anthony K. Scruggs, Joe Kubisak and Mark
                Kubisak
10.13+     --   Merger Agreement entered into as of June 1, 2000 by and
                among Viasource Communications, Inc., Ex Acquisition, Inc.,
                Excalibur Cable Communications, Ltd., and Poth, the Trust
                and the Employee Shareholders (as defined)
10.14+     --   Merger Agreement entered into as of June 1, 2000 by and
                among Viasource Communications, Inc., TC Acquisition, Inc.,
                TeleCore, Inc., John M. Clarey, Christy Clarey, Mark Stagen,
                Scott Sussman, Palomar Ventures I, L.P., Crest
                Communications Partners, L.P., Mark IV Ventures, L.L.C.,
                Mark IV Capital, BV-P Holding 1, L.L.C. and Phil Paul
10.15+     --   Lease Agreement effective as of April 1, 2000 by and between
                The Irvine Company and TeleCore
10.16+     --   Lease Agreement made and executed the 15th day of March 1996 by and between Bruce A. Nassau and Nassau Communications,
                Inc., d/b/a Telecrafter Services Corporation
10.17+     --   Lease Agreement made and entered into on February 22, 1995 by and between 1001 Executive Park Associates, Ltd. and
                Cabsco Corporation and Lease Modification Agreements No. 1,
                No. 2 and No. 3 thereto
10.18+     --   Lease Agreement made as of the 16th day of September 1988 by and between Floral Avenue Associates, L.P. and RTK
                Corporation and First Amendment thereto
10.19+     --   Employment Agreement, dated as of April 24, 2000, by and
                between Viasource and Craig A. Russey
10.20+     --   Employment Agreement, dated as of January 3, 2000, by and
                between Viasource and Patrick M. Ahern
10.21      --   Employment Agreement, dated as of September 25, 2000, by and between Viasource and Colin McWay
10.22      --   Employment Agreement, dated as of November 27, 2000, by and between Viasource and Gerald Thorning
21+        --   Subsidiaries of Viasource
23.1       --   Consent of Arthur Andersen LLP
24         --   Powers of Attorney (included on signature page of this
                Annual Report on Form 10-K)

---------------

+ Incorporated by reference to the exhibit with the corresponding number contained in the Registrant's Registration Statement on Form S-1 (File No. 333-38476).