Form 10-Q
period 2001-03-31
VIASOURCE COMMUNICATIONS INC
filed 2001-05-21
CIK 1111789

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _________________ TO _____________



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

                                 ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filings for the past 90 days [X] Yes [ ] No

             The number of shares of common stock outstanding as of
                          May 18, 2001 was 43,196,436


================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 VIASOURCE COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                                             December 30,          March 31,
                                                                               2000                  2001
                                                                           -------------         -------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents .......................................        $  13,396,907         $   3,801,718
  Restricted cash .................................................            1,348,854             1,348,854
  Accounts receivable (net of allowance for doubtful accounts of
                 $2,460,098 and $3,017,849, respectively) .........           36,438,835            36,750,770
  Supply inventory ................................................            4,040,137             3,409,985
  Prepaid expenses and other ......................................            1,581,377             2,150,163
                                                                           -------------         -------------
          Total current assets ....................................           56,806,110            47,461,490
                                                                           -------------         -------------
PROPERTY AND EQUIPMENT, net .......................................           25,063,934            27,859,506
GOODWILL AND OTHER INTANGIBLES, net ...............................           97,382,300            93,802,823
OTHER ASSETS ......................................................            2,260,899             2,179,460
                                                                           -------------         -------------
TOTAL ASSETS ......................................................        $ 181,513,243         $ 171,303,279
                                                                           =============         =============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt ...............................        $   3,046,847         $   3,574,137
  Accounts payable ................................................           13,469,335             9,974,461
  Accrued expenses ................................................           13,549,079            16,311,106
  Deferred revenue ................................................            7,702,807             5,041,325
                                                                           -------------         -------------
          Total current liabilities ...............................           37,768,068            34,901,029
                                                                           -------------         -------------
LONG-TERM DEBT ....................................................           58,200,629            59,303,191
                                                                           -------------         -------------
DEFERRED TAX LIABILITY ............................................              150,304                78,096
                                                                           -------------         -------------

COMMITMENTS AND CONTIGENCIES

SHAREHOLDERS' EQUITY:
  Common stock, no par value, 115,000,000 shares authorized,
    45,516,690 shares issued and 42,472,716 outstanding,
    respectively ..................................................          165,090,893           164,997,216
  Deferred compensation ...........................................             (779,175)             (542,986)
  Accumulated other comprehensive loss ............................              (11,337)              (11,337)
  Accumulated deficit .............................................          (74,906,139)          (83,421,930)
  Treasury stock, 3,043,974 shares at cost ........................           (4,000,000)           (4,000,000)
                                                                           -------------         -------------
          Total shareholders' equity ..............................           85,394,242            77,020,963
                                                                           -------------         -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ........................        $ 181,513,243         $ 171,303,279
                                                                           =============         =============


                 VIASOURCE COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                         Three Months Ended
                                                 -------------------------------------
                                                   April 1,                 March 31,
                                                     2000                     2001
                                                 ------------             ------------
REVENUES ................................        $ 29,097,733             $ 50,965,798
OPERATING EXPENSES:
  Cost of revenues ......................          25,086,556               44,103,326
  Selling, general and administrative....           4,928,829                8,413,110
  Depreciation and amortization .........           1,258,690                5,470,462
                                                 ------------             ------------
      Total operating expenses ..........          31,274,075               57,986,898
                                                 ------------             ------------
Loss from operations ....................          (2,176,342)              (7,021,100)
                                                 ------------             ------------
INTEREST INCOME .........................                  --                   34,959
INTEREST EXPENSE ........................             679,114                1,529,649
                                                 ------------             ------------
Loss before income taxes ................          (2,855,456)              (8,515,790)
INCOME TAX BENEFIT ......................             154,000                       --
                                                 ------------             ------------
NET LOSS ................................        $ (2,701,456)            $ (8,515,790)
                                                 ============             ============
Basic and diluted net loss per share.....        $      (0.10)            $      (0.20)
                                                 ============             ============




          See accompanying notes to consolidated financial statements.

                 VIASOURCE COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                          Three Months Ended
                                                                 -------------------------------------
                                                                   April 1,                March 31,
                                                                     2000                    2001
                                                                 ------------             ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ....................................................  $ (2,701,456)            $ (8,515,790)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation and amortization .............................     1,258,690                5,470,462
    Amortization of deferred compensation .....................     1,580,658                  142,512
    Amortization of debt issuance costs .......................            --                  107,778
    Provision for (benefit) deferred taxes ....................      (400,193)                      --
    Stock compensation expense ................................       292,210                       --
    Changes in operating assets and liabilities:
      Accounts receivable .....................................    (4,092,398)                (311,935)
      Supply inventory ........................................      (776,543)                 630,152
      Prepaid expenses and other assets .......................      (458,748)                (667,333)
      Accounts payable ........................................     1,920,963               (4,100,379)
      Accrued expenses and deferred revenue ...................     1,864,710                  426,898
                                                                 ------------             ------------
            Net cash used in operating activities .............    (1,512,107)              (6,817,635)
                                                                 ------------             ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment .........................    (1,412,262)              (4,081,053)
                                                                 ------------             ------------
            Net cash used in investing activities .............    (1,412,262)              (4,081,053)
                                                                 ------------             ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt ................................     5,280,076                2,000,000
  Repayments on long-term debt ................................    (3,873,987)                (696,501)
  Proceeds from exercise of stock options .....................        24,700                       --
                                                                 ------------             ------------
            Net cash provided by financing activities .........     1,430,789                1,303,499
                                                                 ------------             ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS .....................    (1,493,580)              (9,595,189)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ................     6,807,290               13,396,907
                                                                 ------------             ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD ......................  $  5,313,710             $  3,801,718
                                                                 ============             ============



          See accompanying notes to consolidated financial statements.

                 VIASOURCE COMMUNICATIONS, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Viasource Communications, Inc. and its subsidiaries ("Viasource" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     In the opinion of management, the financial information furnished in this report reflects all material adjustments (including normal recurring accruals) necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the entire year. All significant intercompany accounts have been eliminated. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in Viasource's Annual Report on Form 10-K for the year ended December 30, 2000.

2. BACKGROUND

    Viasource is a nationwide enabler of broadband technologies to residential and commercial consumers. As a technology-neutral enabler, the Company offers comprehensive network integration services to providers in the cable, telecommunications, satellite and wireless industries. Viasource provides installation, integration, fulfillment, and long-term maintenance and support services for broadband video, voice and data technologies.

    The Company has grown through a number of acquisitions and has a limited operating history as a combined company. The Company acquired two businesses in fiscal 1999 and four businesses in the second quarter of fiscal 2000. All the acquired businesses had been operating independently.

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

3. GOODWILL AND OTHER INTANGIBLES

    The Company amortizes, on a straight-line basis, the excess of cost over the fair value of the net tangible and identifiable intangible assets of acquired businesses over an estimated life of 10 to 20 years. Other identifiable intangible assets, including agreements not-to-compete, tradenames, trained workforce and customer relationships, are amortized on a straight-line basis over their estimated economic lives of 1 to 20 years.

    The Company continually evaluates whether events and changes in circumstances warrant revised estimates of useful lives or recognition of an impairment loss of unamortized goodwill. The conditions that would trigger an impairment assessment of unamortized goodwill include a significant negative trend in the Company's operating results or cash flows, a decrease in demand for the Company's services, change in the competitive environment and other industry and economic factors. The Company measures impairment of unamortized goodwill utilizing the discounted cash flow method. The present value of those estimated cash flows is then compared to the Company's net book value; if the book value exceeds the present value of those cash flows, the excess of the unamortized goodwill is written off. The discount rate used in determining the present value of those cash flows would be based on the Company's weighted average cost of capital commensurate with the risk involved. As of March 31, 2001 the Company determined that there has been no impairment of goodwill.

4. IMPAIRMENT OF LONG-LIVED ASSETS

    The Company accounts for possible impairments of long-lived assets in accordance with SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 121 requires that long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and long-lived assets and certain identifiable intangibles to be disposed of, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If events or changes in circumstances indicate that the carrying amount of an asset that the Company expects to hold and use may not be recoverable, future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition must be estimated. If the undiscounted value of the future cash flows is less than the carrying amount of the asset the carrying value of the assets and related goodwill are reduced by the amount by which the carrying value exceeds fair value. Assets to be disposed of or are no longer available for use are reported at the lower of carrying amount or fair value less cost to sell. Fair value is determined based on various discounted cash flow valuation techniques. During the three months ended March 31, 2001, the Company determined that there has been no impairment of long-lived assets.

5. NET LOSS PER SHARE

    The Company has presented basic and diluted net loss per share pursuant to SFAS No. 128, "Earnings per Share," and the Securities and Exchange Commission SAB No. 98. In accordance with SFAS No. 128, basic net loss per share has been computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share includes the effect, if any, from the potential exercise or conversion of securities, such as stock options, which would result in the issuance of shares of common stock. For the three months ended April 1, 2000 and March 31, 2001, diluted net loss per share is the same as basic net loss per share as all additional potentially diluted shares from the exercise or conversion of securities into common stock are excluded since the result is anti-dilutive due to the Company's losses. The amount of shares of common stock equivalents that were excluded from the diluted earnings per share calculation because they were considered anti-dilutive for the three months ended April 1, 2000 and March 31, 2001 was 185,294 and 313,612, respectively.

    The following table presents the calculation of basic and diluted net loss per share.

                                                    Three Months Ended
                                               --------------------------
                                                 April 1,      March 31,
                                                   2000          2001
                                               -----------    -----------

               Net loss..................      $(2,701,456)   $(8,515,790)
                                               ===========    ===========
               Basic and diluted:
                 Weighted-average shares
                    used in computing basic
                    and diluted net
                    loss per share.......       26,581,311     42,472,716
                                               ===========    ===========
               Basic and diluted net
                 loss per share..........           $(0.10)        $(0.20)
                                               ===========    ===========

6. INCOME TAXES

    No benefit for income taxes was recorded for the three months ended March 31, 2001 due to an offsetting increase in the Company's valuation allowance, which totaled $7,187,561. Realization of the future tax benefits related to deferred tax assets is dependent on many factors, including the Company's ability to generate future taxable income. Management has considered these factors in reaching its conclusions to the need for a valuation allowance for financial reporting purposes.

7. BUSINESS COMBINATIONS

    On April 21, 2000, the Company acquired substantially all of the assets (and assumed substantially all of the liabilities) of D.S. Cable TV Contractors, Inc. ("D.S. Cable") for approximately $5.9 million, including transaction costs. The purchase price consisted of $1,500,000 in cash, $750,000 in seller notes, 387,735 shares of common stock valued at $9.00 per share or $3,489,615. The application of the purchase method resulted in $5,034,230 of excess purchase price over the estimated fair value of the net tangible assets acquired of $871,490. The excess purchase price was allocated to intangible assets consisting of $180,000 for an agreement not-to-compete, $300,000 for trained workforce, $2,840,000 for customer relationships and $1,714,230 for goodwill. Intangible assets are amortized on a straight-line basis over their estimated useful lives of 6 years for the agreement not-to-compete, 7.5 years for trained workforce, 20 years for customer relationships and 20 years for goodwill.

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

    The following unaudited pro forma summary combines the consolidated results of operations of Viasource, D.S. Cable, Service Cable, Excalibur and TeleCore as if the transactions had occurred as of the beginning of the period presented after giving effect to certain adjustments including amortization of the purchase price in excess of the net tangible assets acquired and interest expense. The unaudited pro forma results are for informational purposes and are not necessarily indicative of the results of operations that would have occurred if Viasource, D.S. Cable, Service Cable, Excalibur and TeleCore had been combined during such periods or the future results of operations of the Company.

                                                   Three Months Ended
                                            ---------------------------------
                                              April 1,            March 31,
                                                2000                 2001
                                            ------------         ------------

Revenue ...............................     $ 47,686,822         $ 50,965,798
                                            ------------         ------------
Operating loss.........................      (12,793,241)          (7,021,100)
                                            ------------         ------------
Net loss...............................      (14,410,456)          (8,515,790)
                                            ------------         ------------
Basic and diluted net loss per share...            (0.39)               (0.20)
                                            ------------         ------------

8. SUPPLEMENTAL CASH FLOW INFORMATION

    For the three months ended April 1, 2000 and March 31, 2001, the Company made interest payments of $0.6 million and $0.7 million, respectively, and paid income taxes of $0 and $0.2 million, respectively.

9.  LONG TERM DEBT


                                                                                  December 30,       March 31,
                                                                                      2000             2001
                                                                                  -----------       -----------
Term note with principal payable in quarterly installments
   of $468,750 commencing on December 31, 2000, $937,500 on
   December 31, 2001 and $1,406,250 on December 31, 2003;
   bearing interest at prime plus 2.75% or LIBOR plus 4.00%
   payable quarterly, through September 7, 2004, when all
   remaining principal and interest is due and payable. At
   December 30, 2000 and March 31, 2001, the interest rate
   was 10.80% and 8.95%, respectively...........................................  $15,000,000       $14,531,250
Revolving line of credit up to $25,000,000 due on September 7, 2004 bearing interest at prime plus 2.25% or LIBOR plus 3.5% payable quarterly through September 7, 2004. At December 30, 2000 and
   March 31, 2001 the interest rate was 10.28% and 9.04%, respectively..........   20,031,006        22,031,006
Subordinated notes payable to shareholders of acquired companies. At
   December 30, 2000 and March 31, 2001, the interest rate was 9%,
   which represents $818,380 and $1,144,735, respectively.......................   22,280,194        22,606,549
Capital lease obligations.......................................................    3,936,276         3,708,523
                                                                                  -----------       -----------
                                                                                   61,247,476        62,877,328
Less -- Current maturities......................................................   (3,046,847)       (3,574,137)
                                                                                  -----------       -----------

                                                                                  $58,200,629       $59,303,191
                                                                                  ===========       ===========


TERM NOTE AND REVOLVING CREDIT FACILITIES

    On April 13, 2001, the Company executed an amendment to the term note and revolving credit facility, which changed its financial covenants relating to coverage ratios such as leverage, debt service and capital expenditures for fiscal 2001. On May 21, 2001, the Company executed an amendment to the term note and revolving credit facility to more accurately reflect our business. Specifically, the financial coverage ratios were deemed not meaningful and the related covenants were therefore waived by GECC for the remainder of fiscal 2001. In lieu thereof, the pricing terms of the credit facility were restructured and minimum revenue and EBITDA requirements which more appropriately correlate to our business were included as additional financial covenants. In addition, the Company's capital expenditures covenant was amended to require that capital expenditures in excess of $1 million during the remainder of fiscal 2001 be financed with the net proceeds of any equity raised by the Company.

    The Company has approximately $3.0 million available for future borrowings, all of which is available for letters of credit under the revolving credit facility. GECC has informed the Company, however, that due to its inability to meet certain financial covenants, which the Company believes has been addressed in the May 21, 2001 amendment referenced above, GECC will restrict the Company's ability to draw on the remaining $3.0 million available for future borrowings.

SUBORDINATED NOTES

    The Company has outstanding approximately $22.6 million of subordinated notes issued to shareholders in its 2000 acquisitions of TeleCore, Excalibur and Service Cable. The notes payable to shareholders have stated maturity dates in November 2001, however all of these notes are subordinate to the Term Note and Revolving Credit Facility and all principal and interest payments are contingent upon the repayment of the Term Note and Revolving Credit Facility. As a result, the subordinated notes and related accrued interest have been classified as long-term debt in the accompanying unaudited consolidated balance sheets. These notes bear interest at 9%.

10. SEGMENTS

    The Company follows SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company classifies its operations into four segments: Cable, Telephony and Internet, Satellite and Wireless, and Premise Networking, Staffing and Other. The operating segments are managed separately because each operating segment represents a strategic business unit that offers different services. The accounting policies of the operating segments are the same as described in the summary of significant accounting policies. The business segments are described in further detail below:

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

       Segment assets include amounts specifically identified to Cable, Telephony and Internet, Satellite and Wireless, and Premise Networking, Staffing and Other segments. Corporate assets consist primarily of cash and cash equivalents, marketable securities, and capitalized financing costs.

       Business segment information is as follows (in thousands):


                                                                  Three Months Ended
                                                             --------------------------
                                                              April 1,        March 31,
                                                                2000            2001
                                                             ---------        ---------
REVENUES
  Cable..............................................        $ 19,125         $23,489
  Telephony and Internet.............................           5,485          10,291
  Satellite and Wireless.............................           4,360          14,297
  Premise Networking, Staffing and Other.............             128           2,889
                                                             --------         -------
                                                             $ 29,098         $50,966
                                                             ========         =======
OPERATING LOSS
  Cable..............................................        $  1,227         $  (554)
  Telephony and Internet.............................             800          (4,228)
  Satellite and Wireless.............................          (1,309)            532
  Premise Networking, Staffing and Other.............             (66)         (1,479)
  Corporate..........................................          (4,188)         (1,292)
                                                             --------         -------
                                                             $ (3,536)        $(7,021)
                                                             ========         =======

11.  RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") SFAS 133, as amended, is effective for fiscal years beginning after June 15, 2000. SFAS 133 requires that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. Changes in the derivative's fair value will be recognized in income unless specific hedge accounting criteria are met. The Company adopted SFAS 133, as amended, beginning December 31, 2000, and did not have a material impact on its unaudited consolidated financial statements as the Company does not have any derivative financial instruments as of March 31, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    SOME OF THE STATEMENTS IN THIS REPORT, INCLUDING STATEMENTS REGARDING VIASOURCE'S BUSINESS STRATEGY AND EXPECTATIONS, PLANS FOR GROWTH AND BUSINESS RELATIONSHIPS, ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES, WHICH COULD CAUSE VIASOURCE'S ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED IN SUCH STATEMENTS. FACTORS THAT COULD CAUSE SUCH RESULTS TO DIFFER INCLUDE VIASOURCE'S LIMITED OPERATING HISTORY, COMPETITIVE PRICING PRESSURES IN VIASOURCE'S INDUSTRY, PROVISIONS IN VIASOURCE'S AGREEMENTS WITH CLIENTS THAT PERMIT CANCELLATION ON SHORT NOTICE AND OTHER FACTORS DISCUSSED IN VIASOURCE'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION ("SEC"), INCLUDING THE "RISK FACTORS" SECTION INCLUDED IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 30, 2000. VIASOURCE DOES NOT ASSUME ANY OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS.

    THE FOLLOWING DISCUSSION AND ANALYSIS CONTAINS STATEMENTS OF A FORWARD-LOOKING NATURE RELATING TO FUTURE EVENTS OR OUR FUTURE FINANCIAL PERFORMANCE. THIS DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES WHICH APPEAR ELSEWHERE HEREIN. THIS REPORT MAY NOT CONTAIN ALL OF THE INFORMATION THAT IS IMPORTANT TO YOU. THIS SECTION SHOULD BE READ TOGETHER WITH THE ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 30, 2000.

OVERVIEW

    We derive revenues from providing installation, integration, fulfillment, and long-term maintenance and support services to broadband service providers on both a residential and commercial basis. We design, install and maintain LANs/WANs and other network applications on a commercial and residential basis.

    We operate in four reportable segments:

    o CABLE, which includes traditional and advanced cable television installation, disconnect, equipment recovery, account collection and system audit services,

    o TELEPHONY AND INTERNET, which includes installation and maintenance of digital subscriber line, or DSL services, cable telephony and high-speed data services and other broadband services, as well as traditional telephony services for commercial and residential consumers,

    o SATELLITE AND WIRELESS, which includes installation, equipment conversion and maintenance services for direct broadcast satellite, or DBS, and other wireless technologies, and

    o PREMISE NETWORKING, STAFFING AND OTHER, which includes design, installation and maintenance of LANs/WANs and other network applications for commercial and residential consumers, as well as the provision of installation technicians to commercial customers.

    We provide services to our clients pursuant to service contracts, most of which are cancelable on short notice. Under the terms of such contracts, the client can typically terminate the contract with 30 to 90 days prior written notice. Historically, these service contracts have been awarded through a competitive bidding process, but recently we have experienced trends toward securing such contracts by negotiations. These service contracts provide for payment based on the installations or other services we provide. Revenues are generally recognized as services are performed, except that portion of our satellite and wireless revenues that has been deferred, discussed elsewhere herein.

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

    We have included EBITDA in our Management's Discussion and Analysis of Financial Condition and Results of Operations. We have presented EBITDA to enhance the reader's understanding of our operating results. EBITDA consists of net loss excluding net interest, taxes, depreciation and amortization. EBITDA is provided because it is an important measure of financial performance commonly used in the telecommunications industry to determine the value of companies within the industry and to define standards for borrowing from institutional lenders. The reader should not construe EBITDA as an alternative to operating income, as an indicator of our operating performance or as an alternative to cash flows from operating activities as a measure of our liquidity, determined in accordance with generally accepted accounting principles. We may calculate EBITDA differently than other companies.

    For further information, see our unaudited consolidated financial statements and notes thereto included elsewhere herein.

RESULTS OF OPERATIONS

    The following table presents certain operating and other unaudited financial data for the three months ended April 1, 2000 and March 31, 2001.

                                                          Three Months Ended
                                                      --------------------------
                                                      April 1,         March 31,
                                                        2000             2001
                                                      --------         --------
                                                        (Dollars in thousands)
      OPERATING DATA:
        Revenues .............................        $ 29,098         $ 50,966
        Operating expenses:
           Cost of revenues ..................          25,086           44,103
           Selling, general and administrative           4,929            8,413
           Depreciation and amortization .....           1,259            5,471
                                                      --------         --------
               Total operating expenses .....           31,274           57,987
        Loss from operations .................          (2,176)          (7,021)
                                                      --------         --------
        Interest income ......................              --               35
        Interest expense .....................             679            1,530
                                                      --------         --------
        Loss before income taxes .............          (2,855)          (8,516)
        Income tax benefit ...................             154               --
                                                      --------         --------
        Net loss .............................        $ (2,701)        $ (8,516)
                                                      --------         --------
      OTHER FINANCIAL DATA:
        EBITDA ...............................        $   (917)        $ (1,550)
                                                      ========         ========


    The following table presents certain selected financial data for our operating segments, as well as our corporate expenses (which include certain financing costs, employee benefit costs and other selling, general and administrative expenses), for the three months ended March 31, 2001 and April 1, 2000.

                                                          Three Months Ended
                                                      --------------------------
                                                      April 1,         March 31,
                                                        2000             2001
                                                      --------         --------
                                                        (Dollars in thousands)
      REVENUES
        Cable ................................        $ 19,125         $ 23,489
        Telephony and Internet ...............           5,485           10,291
        Satellite and Wireless ...............           4,360           14,297
        Premise Networking, Staffing and Other             128            2,889
                                                      --------         --------
                                                      $ 29,098         $ 50,966
                                                      ========         ========
      OPERATING LOSS
        Cable.................................        $  1,227         $   (554)
        Telephony and Internet ...............             800           (4,228)
        Satellite and Wireless ...............          (1,309)             532
        Premise Networking, Staffing and Other             (66)          (1,479)
        Corporate ............................          (4,188)          (1,292)
                                                      --------         --------
                                                      $ (3,536)        $ (7,021)
                                                      ========         ========



THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED APRIL 1, 2000

    REVENUES. Total revenues for the three months ended March 31, 2001 were $51.0 million, an increase of $21.9 million, or 75%, as compared to total revenues of $29.1 million for the three months ended April 1, 2000. Of this increase, $13.6 million, or 62%, was attributable to the companies acquired in fiscal 2000, and the balance of 38% was attributable to internal growth.

    As a result of our diversification strategy implemented during fiscal 2000, we are no longer dependent on one primary revenue source.

    In the first quarter of 2001, we recognized $23.5 million of revenue from our Cable segment, as compared to $19.1 million in the prior first quarter, an increase of 23%. This increase resulted primarily from internal growth, which represented approximately $2.7 million of the quarter-over-quarter increase, or a growth rate of 11.5%. Our Cable segment represented 46% and 66% of total revenue for the quarters ending March 31, 2001 and April 1, 2000, respectively.

    We recognized $10.3 million of revenue for the first quarter of 2001 from our Telephony and Internet segment, as compared to $5.5 million in 2000, an increase of 88%. The increase includes $3.0 million of revenue resulting from our DSL services business, which was acquired during 2000 through our purchase of TeleCore. The increase is also representative of the increased volume from the installation of high speed data, cable modem and cable telephony services. Telephony and Internet revenues represented 20% of our total revenue in the first quarter of 2001 as compared to 19% of total revenue in the first quarter of 2000. During the fourth quarter of 2000, we recognized a $52.3 million impairment loss relating to certain intangible assets and related goodwill of the TeleCore acquisition. This comes as a result of the significant shift in the DSL-CLEC market that comprised the majority of the Company's DSL client base.

    We recognized $14.3 million of revenues for the three months ended March 31, 2001 from Satellite and Wireless, as compared to $4.4 million for the three months ended April 1, 2001, an increase of $9.9 million or 228%. The increase is primarily due to the acquisition of Excalibur during the middle of 2000, which contributed $7.5 million of revenue for our Satellite and Wireless segment. In addition, during 2000, we saw a dramatic increase in demand for our services primarily relating to the conversion program discussed below that ended during the fourth quarter of 2000. Our clients, DIRECTV and Primestar merged in the first half of 1999. After the merger, DIRECTV initiated a conversion of Primestar's customers to its own technology platform, which increased the demand for our services, beginning in the third quarter of 1999. Of the revenues derived from the conversion program in fiscal 1999 and 2000, $1.5 million and $7.7 million, respectively, were subject to potential charge-backs and were recorded as deferred revenue. During 1999 and 2000, we recognized these amounts as revenues as the right of charge-back expired over a period of 16 months. Also during 2000, we signed a five-year contract with DIRECTV. We believe that none of the revenue associated with the new contract is subject to potential charge-back and would not require additional deferral of revenues. Since the completion of the conversion program during the fourth quarter of 2000, our first quarter 2001 results held significantly fewer conversions and installations as compared to the first quarter of 2000. The current contract with DIRECTV has certain installation minimums, however we do not expect to reach the same level of installations and conversions during the second quarter of 2001 as we had completed during the conversion program during 1999 and 2000. Satellite and Wireless revenue represented 28% of our total revenue in the first quarter of 2001, as compared to 15% of our total revenue in the first quarter of 2000.

    We recognized revenue of $2.9 million of Premise Networking, Staffing and Other revenue in the first quarter of 2001 as compared to $0.1 million in the first quarter of 2000. This growth of $2.8 million quarter-over-quarter is primarily the result of the acquisitions of both TeleCore and Service Cable during fiscal 2000.

    COST OF REVENUES. Cost of revenues for the three months ended March 31, 2001 was $44.1 million, an increase of $19.0 million, or 76%, as compared to cost of revenues of $25.1 million in the first quarter of 2000. The increase in cost of revenues directly relates to the increased revenue discussed above, and our recent acquisitions and increased demand for our services.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the three months ended March 31, 2001 were $8.4 million, an increase of $3.5 million, or 71% as compared to $4.9 million for the three months ended April 1, 2000. The acquisitions that occurred during 2000 accounted for $2.3 million of this increase. In addition, provisions for doubtful accounts amounted to $0.8 million, and special compensation charges amounted to $0.2 million in the first quarter of 2001. The increased provision for doubtful accounts relates to the delinquencies and bankruptcies or pending bankruptcies associated with certain of our DSL customers.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for the first quarter of 2001 was $5.5 million, an increase of $4.2 million, or 335%, as compared to depreciation and amortization expense of $1.3 million for the first quarter of 2000. The increase reflects $2.9 million of additional depreciation resulting from capital expenditures incurred in the ordinary course of business and assets acquired in the acquisitions completed in 2000. As discussed in greater detail in Viasource's Annual Report on Form 10-K for fiscal 2000, we incurred an impairment loss on intangible assets and related goodwill of $52.9 million during the fourth quarter of 2000. If we had not recorded the impairment loss, goodwill amortization for the three months ended March 31, 2001 would have been approximately $1.4 million higher.

    OPERATING LOSS. For the three months ended March 31, 2001, we recognized an operating loss of $7.0 million, as compared to an operating loss of $2.2 million for the same period last year. Included in the operating loss for the first quarter of 2001 are $3.5 million of goodwill and other intangible asset amortization resulting from prior period acquisitions.

    Operating loss from Cable was $0.6 million for the three months ended March 31, 2001 as compared to operating income of $1.2 million for the same period last year. Telephony and Internet operating loss was $4.2 million for the three months ended March 31, 2000 as compared to operating income of $0.8 million for the three months ended April 1, 2000. The acquisition of TeleCore contributed $4.3 million of loss primarily related to the general downturn in the DSL industry, as well as the amortization of goodwill and other intangible assets.

    Operating income from Satellite and Wireless was $0.5 million for the three months ended March 31, 2001 as compared to an operating loss of $1.3 million for the same period last year, representing an increase of $0.8 million. Premise Networking, Staffing and Other segments resulted in an operating loss of $1.5 million, an increase of $1.5 million as compared to the three months ended April 1, 2000. Loss from Corporate for the three months ended March 31, 2001 was $1.3 million as compared to $4.2 million for the same period last year, representing an increase of $2.9 million resulting from more efficient administration at the divisional level.

    INTEREST EXPENSE. For the three months ended March 31, 2001, interest expense was $1.5 million, an increase of $0.8 million as compared to interest expense of $0.7 million for the same period last year. The increased interest expense was due to higher debt levels incurred in connection with the 2000 acquisitions and the amortization of financing transaction costs and fees.

    INCOME TAX BENEFIT. We did not incur a benefit for income taxes for the three months ended March 31, 2001 due to an offsetting increase in the Company's valuation allowance, which totaled $7.2 million. Realization of the future tax benefits related to deferred tax assets is dependent on many factors, including the Company's ability to generate future taxable income. Management has considered these factors in reaching its conclusions as to the need for a valuation allowance for financial reporting purposes. For the same period last year, we had incurred an income tax benefit of $0.2 million.

    NET LOSS. We recognized a net loss of $8.5 million for the three months ended March 31, 2001, as compared to a net loss of $2.7 million for the same period last year. The first quarter 2001 net loss was primarily related to additional goodwill amortization of $3.6 million and higher than average provisions for doubtful accounts, representing a total of $0.8 million. The first quarter 2000 net loss was substantially due to goodwill amortization and deferred revenue.

    EBITDA. For the first quarter of 2001, EBITDA was a negative $1.6 million, a decrease of $0.7 million, as compared to a negative EBITDA of $0.9 million for the same period last year. This decrease was substantially due to the higher than average provisions of doubtful accounts, representing a total of $0.8 million, resulting from the financial difficulties of certain of the Company's clients in the DSL sector.

LIQUIDITY AND CAPITAL RESOURCES

    We have funded our working capital requirements, capital expenditures and acquisitions to date through a combination of internally generated funds, operating and capital lease financing arrangements, long-term revolving credit and term note facilities, private equity contributions and the proceeds from the initial public offering. We intend to continue to finance these expenditures through internally generated funds, and, to the extent available, long-term credit facilities and equity financings.

    For the three months ended March 31, 2001, net cash used in operating activities was $6.8 million. The net cash used in operating activities related to a net loss of $8.5 million, partially offset by non-cash charges of $5.5 million for depreciation and amortization. After excluding non-cash charges, we used $3.8 million to expand our operations and to finance our internal growth. Net cash used in operating activities was $1.5 million for the three months ended April 1, 2000, which consisted of a net loss of $2.7 million, offset by non-cash charges of $1.3 million.

    Our cash flow from operations was negatively impacted by a lengthening of our accounts receivable collections cycle, as our days sales outstanding has risen from an average of 59 days in fiscal 2000 to approximately 72 days outstanding for the first quarter of 2001. We believe this comes not a result of a decline of the overall credit worthiness of our client-base, except for those clients experiencing financial difficulty in the DSL sector, but rather an overall extension of our client's payment cycles.

    For the first quarter in 2001, net cash used in investing activities for capital expenditures was $4.1 million as compared to $1.4 million for the first quarter in 2000. The increase in capital expenditures reflects the expansion of our business both geographically and by service offerings. We believe that the capital expended during the first quarter of 2001 has, in effect, funded the capital expenditure requirements for the next three to six months. In addition, we invested $0.7 million in implementing financial and management operating systems.

    During the latter part of 2001, we intend to implement a workforce automation software that will enable us to create an integrated wireless workforce management platform. Based on the anticipated user level, the total cost of the software is $1.5 million, annual maintenance costs are approximately $0.3 million and consulting services relating to implementation and training are estimated to be $1.5 million. The hardware costs relating to this project are estimated to be approximately $1.0 million. The first phase of this project is expected to be completed by the fourth quarter of 2001. The above project is contingent upon board approval and securing adequate financing.

    For the three months ended March 31, 2001, net cash provided by financing activities was $1.3 million, which consisted of additional borrowings of $2.0 million on our revolving credit facility with GECC, partially offset by payments on our long-term GECC term note facility and capital lease obligations of $0.7 million. For the same period last year, net cash provided by financing activities amounted to $1.4 million.

    In March 2000, we entered into our current $15.0 million senior revolving credit facility with GECC. This facility, which matures on September 7, 2004, includes a $12.0 million revolving credit facility and a sub-facility of up to $3.0 million for letters of credit, and is secured by all of our assets, including the stock of our subsidiaries. We are required to pay an annual non-utilization fee equal to 0.50% of the unused portion of the facility. On August 15, 2000, we entered into an amendment to our revolving credit facility to increase our available borrowing capacity to $25 million, including the sub-facility of up to $3.0 million for letters of credit. On April 13, 2001, we executed an amendment to the term note and revolving credit facility, which changed its financial covenants relating to coverage ratios such as leverage, debt service and capital expenditures for fiscal 2001. On May 21, 2001, we executed an amendment to the term note and revolving credit facility to more accurately reflect our business. Specifically, the financial coverage ratios were deemed not meaningful and the related covenants were therefore waived by GECC for the remainder of fiscal 2001. In lieu thereof, the pricing terms of the credit facility were restructured and minimum revenue and adjusted EBITDA requirements, which more appropriately correlate to our business, were included as additional financial covenants. In addition, our capital expenditures covenant was amended to require that capital expenditures in excess of $1 million during the remainder of fiscal 2001, and each fiscal year thereafter, be financed with the net proceeds of equity raised by the Company. We believe that the amended term note and revolving credit facility more accurately reflects the nature of our business.

    We have approximately $3.0 million available for future borrowings, all of which is available for letters of credit under our revolving credit facility. GECC has informed us, however, that due to our inability to meet certain financial covenants, which we believe has been addressed in the May 21, 2001 amendment referenced above, GECC will restrict our ability to draw on the remaining $3.0 million available for future borrowings. We will draw on our revolving credit facility, to the extent permitted by GECC, as needed to fund our operations in the ordinary course of business. We have outstanding approximately $22.3 million of subordinated notes issued to shareholders in our 2000 acquisitions of TeleCore, Excalibur and Service Cable. The notes payable to former stockholders have stated maturity dates in November 2001, however, all of these notes are subordinate to the GECC term note and revolving credit facility and all principal and interest payments are contingent upon the repayment of the GECC term note and revolving credit facility. As a result, the subordinated notes and related accrued interest have been classified as long term debt in the accompanying unaudited consolidated balance sheets.

    We are in the process of company-wide restructuring initiatives that we believe will result in future cost savings and increased operating cash flow beginning in the fourth quarter of fiscal 2001. Such initiatives include the rationalization of our divisional offices and resulting headcount reductions, the right-sizing of our vehicle fleet, salary reductions at the senior management level, and overall curtailment of selling, general and administrative spending, among others.

     Our needs for additional capital are dependent on our future operating results and cash flows including our debt repayment requirements and borrowing availability. Our future operating results and cash flows may be affected by a number of factors including our success in securing future service contracts, integrating existing and future acquisitions and managing controllable costs.
We expect that our capital resources, together with existing cash and cash equivalents and an additional private equity financing of at least $5 million, which we are currently contemplating, will be sufficient to meet our financial obligations for at least the next twelve months. There can be no assurances that such additional private equity financing will be available on terms acceptable to us. Any such private equity financing will not be registered under the federal securities laws and may not be offered or sold in the United States absent registration or an applicable exemption from registration.

SEASONALITY; FLUCTUATIONS OF QUARTERLY RESULTS

    Our operations are seasonal, generally resulting in higher revenues and operating profits in the second and third quarters compared to the first and fourth quarters of the year, except that our satellite and wireless segment experiences higher revenue during the fourth quarter. Quarterly variations in operating results may result from many factors, including fluctuations in demand for services, a change in the mix of clients, the timing and volume of work under new agreements, the termination of existing agreements, variations in the profitability of projects performed during any particular quarter, the length of sales cycles, costs incurred to support growth internally, the timing of expansion in new markets, the timing of acquisitions, the costs associated with integrating businesses, and adverse weather conditions that interfere with the ability to provide services. As a result, our operating results in any particular quarter may not be indicative of the results that can be expected for any other quarter or the entire year.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" ("SFAS 133"). SFAS 133, as amended, is effective for fiscal years beginning after June 15, 2000. SFAS 133 requires that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. Changes in derivative's fair value will be recognized in income unless specific hedge accounting criteria are met. We will adopt SFAS 133, as amended, beginning December 31, 2000, and did not have a material impact on our unaudited consolidated financial statements, as the Company does not have any derivative financial instruments as of March 31, 2001.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    Our senior revolving credit facility and subordinated term note facility with GECC bear interest at floating rates. Accordingly, we are exposed to potential losses related to changes in interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. As of March 31, 2001, approximately 62% of our outstanding borrowings are exposed to interest rate risk. Assuming a 100 basis point increase in interest rates, based on our indebtedness outstanding on that date, our annual interest expense would increase by approximately $0.4 million.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    We occasionally are party to legal proceedings incidental to our ordinary business operations. At present, we are not currently a party to any pending legal proceedings that we believe could have a material adverse effect on our business, financial condition or results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        (a.) None
        (b.) None
        (c.) None
        (d.) None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a.) Exhibits

             Exhibit 1. Amendment No. 6, dated May 21, 2001, to the Amended and Restated Credit Agreement between General Electric Capital Corporation and Viasource Communications, Inc.

        (b.) No reports on Form 8-K were filed during the quarter for which this report is filed.

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

         Viasource Communications, Inc.



         Signature                                   Title                                   Date
         ---------                                   -----                                   ----
/s/ Craig A. Russey                         Craig A. Russey                               May 21, 2001
-----------------------------------------   President and Chief Executive Officer
                                            (President and Director, Principal
                                            Executive Officer)




/s/ Douglas J. Betlach                      Douglas J. Betlach                            May 21, 2001
-----------------------------------------   Executive Vice President, Chief
                                            Financial Officer, Treasurer and
                                            Secretary (Principal Financial and
                                            Accounting Officer)

