Form 10-Q
period 2001-06-30
VIASOURCE COMMUNICATIONS INC
filed 2001-08-20
CIK 1111789

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

                                 ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filings for the past 90 days [X] Yes [ ] No

             The number of shares of common stock outstanding as of
                         August 14, 2001 was 42,517,404

================================================================================

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                 VIASOURCE COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)



                                                                       December 30,          June 30,
                                                                           2000                2001
                                                                      -------------       -------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ....................................      $  13,396,907       $   1,787,779
  Restricted cash ..............................................          1,348,854           2,271,536
  Accounts receivable (net of allowance for doubtful accounts of
    $2,460,098 and $3,307,407, respectively) ...................         36,438,835          31,636,818
  Supply inventory .............................................          4,040,137           1,370,234
  Prepaid expenses and other ...................................          1,581,377           2,439,793
                                                                      -------------       -------------
          Total current assets .................................         56,806,110          39,506,160
                                                                      -------------       -------------
PROPERTY AND EQUIPMENT, net ....................................         25,063,934          25,915,041
GOODWILL AND OTHER INTANGIBLES, net ............................         97,382,300          77,339,012
OTHER ASSETS ...................................................          2,260,899           6,107,519
                                                                      -------------       -------------
TOTAL ASSETS ...................................................      $ 181,513,243       $ 148,867,732
                                                                      =============       =============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt ............................      $   3,046,847       $   7,459,754
  Accounts payable .............................................         13,469,335          13,999,940
  Accrued expenses .............................................         13,549,079           8,803,556
  Accrued restructuring expenses ...............................                 --           4,265,711
  Deferred revenue .............................................          7,702,807           2,297,135
                                                                      -------------       -------------
          Total current liabilities ............................         37,768,068          36,826,096
                                                                      -------------       -------------
LONG-TERM DEBT .................................................         58,200,629          56,182,594
                                                                      -------------       -------------
DEFERRED TAX PROVISION .........................................            150,304              14,866
                                                                      -------------       -------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Common stock, no par value, 115,000,000 shares authorized,
    45,516,690 and 45,561,378 shares issued and 42,472,716 and
    42,517,404 outstanding, respectively .......................        165,090,893         165,002,276
  Common stock purchase warrants ...............................                 --           2,770,244
  Deferred compensation ........................................           (779,175)           (430,214)
  Accumulated other comprehensive loss .........................            (11,337)                 --
  Accumulated deficit ..........................................        (74,906,139)       (107,498,130)
  Treasury stock, 3,043,974 shares at cost .....................         (4,000,000)         (4,000,000)
                                                                      -------------       -------------
          Total shareholders' equity ...........................         85,394,242          55,844,176
                                                                      -------------       -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .....................      $ 181,513,243       $ 148,867,732
                                                                      =============       =============



     See accompanying notes to unaudited consolidated financial statements.

                 VIASOURCE COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                   Three Months Ended                       Six Months Ended
                                             ---------------------------------       ---------------------------------
                                                July 1,            June 30,             July 1,            June 30,
                                                 2000                2001                2000                2001
                                             -------------       -------------       -------------       -------------
REVENUES ..............................      $  45,292,515       $  42,531,532       $  74,390,248       $  93,497,330
OPERATING EXPENSES:
  Cost of revenues ....................         40,965,117          34,375,561          66,051,673          78,461,619
  Selling, general and administrative .          6,226,565           5,715,154          11,155,394          14,145,533
  Depreciation and amortization .......          2,771,491           5,736,814           4,030,181          11,207,276
  Restructuring charge ................                 --           6,715,781                  --           6,715,781
  Impairment loss on intangible
     assets and goodwill ..............                 --          12,604,128                  --          12,604,128
      Total operating expenses ........         49,963,173          65,147,438          81,237,248         123,134,337
                                             -------------       -------------       -------------       -------------
Loss from operations ..................         (4,670,658)        (22,615,906)         (6,847,000)        (29,637,007)
                                             -------------       -------------       -------------       -------------
INTEREST INCOME .......................             47,795               3,346              47,795              38,305
INTEREST EXPENSE ......................          1,135,128           1,463,635           1,814,242           2,993,284
                                             -------------       -------------       -------------       -------------
Loss before income taxes ..............         (5,757,991)        (24,076,195)         (8,613,447)        (32,591,986)
INCOME TAX PROVISION ..................            154,000                  --                  --                  --
                                             -------------       -------------       -------------       -------------
NET LOSS ..............................      $  (5,911,991)      $ (24,076,195)      $  (8,613,447)      $ (32,591,986)
                                             =============       =============       =============       =============
Basic and diluted net loss per share ..      $       (0.21)      $       (0.57)      $       (0.31)      $       (0.77)
                                             =============       =============       =============       =============




     See accompanying notes to unaudited consolidated financial statements.

                 VIASOURCE COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                                Six Months Ended
                                                                         -------------------------------
                                                                            July 1,          June 30,
                                                                             2000               2001
                                                                         ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ........................................................      $ (8,613,447)      $(32,591,986)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation and amortization .................................         4,030,181         11,207,276
    Amortization of deferred compensation .........................         1,721,654            255,284
    Impairment loss on intangible assets and goodwill .............                --         12,604,128
    Loss on disposal of assets ....................................                --            387,258
    Amortization of debt issuance costs ...........................           218,125            225,783
    Provision for (benefit) deferred taxes ........................        (4,315,616)                --
    Stock compensation expense ....................................           292,210                 --
    Changes in operating assets and liabilities:
      Accounts receivable .........................................        (6,572,555)         4,802,017
      Supply inventory ............................................        (1,798,420)         2,669,903
      Prepaid expenses and other assets ...........................        (1,806,541)        (1,202,940)
      Accounts payable ............................................         4,850,085            (74,900)
      Accrued expenses, restructuring expenses and deferred revenue        11,201,025         (6,258,370)
                                                                         ------------       ------------
            Net cash used in operating activities .................          (793,299)        (7,976,547)
                                                                         ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment .............................        (3,827,191)        (4,481,858)
  Business acquisitions, net of cash acquired .....................        (1,576,236)                --
  Increase in restricted cash .....................................          (470,000)          (922,682)
  Proceeds on sale of assets ......................................                --            179,141
                                                                         ------------       ------------
            Net cash used in investing activities .................        (5,873,427)        (5,225,399)
                                                                         ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt ....................................        11,973,322          3,200,000
  Repayments on long-term debt ....................................        (3,873,987)        (1,612,242)
  Proceeds from exercise of stock options .........................            24,700              5,060
                                                                         ------------       ------------
            Net cash provided by financing activities .............         8,124,035          1,592,818
                                                                         ------------       ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..............         1,457,309        (11,609,128)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ....................         6,257,290         13,396,907
                                                                         ------------       ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD ..........................      $  7,714,599       $  1,787,779
                                                                         ============       ============


     See accompanying notes to unaudited consolidated financial statements.

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

     In the opinion of management, the financial information furnished in this report reflects all material adjustments (including normal recurring accruals) necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the entire year. All significant intercompany accounts have been eliminated. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in Viasource's Annual Report on Form 10-K for the year ended December 30, 2000.

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

     On August 18, 2000, the Company completed its initial public offering, whereby it sold 5,000,000 shares of common stock at $8.00 a share for gross proceeds of $40.0 million. In September 2000, an over allotment of 750,000 shares was sold for $8.00 a share for gross proceeds of $6.0 million. The Company received $3.0 million of proceeds from the over allotment of 375,000 shares and a selling shareholder received the remaining proceeds for the sale of 375,000 shares. The costs associated with the initial public offering were $7.6 million.

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

     The Company continually evaluates whether events and changes in circumstances warrant revised estimates of useful lives or recognition of an impairment loss of unamortized goodwill. The conditions that would trigger an impairment assessment of unamortized goodwill include a significant negative trend in the Company's operating results or cash flows, a decrease in demand for the Company's services, a change in the Company's competitive environment and other industry and economic factors. The Company measures impairment of unamortized goodwill utilizing the discounted cash flow method. The present value of those estimated cash flows is then compared to the Company's net book value; if the book value exceeds the present value of those cash flows, the excess of the unamortized goodwill is written off. The discount rate used in determining the present value of those cash flows would be based on the Company's weighted average cost of capital commensurate with the risk involved.

     As of June 30, 2001, the Company determined that there has been an impairment of its unamortized goodwill as described in "Note 6 -- Impairment Loss on Intangible Assets and Goodwill."

4. IMPAIRMENT OF LONG-LIVED ASSETS

     The Company accounts for possible impairments of long-lived assets in accordance with SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires that long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and long-lived assets and certain identifiable intangibles to be disposed of be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If events or changes in circumstances indicate that the carrying amount of an asset that the Company expects to hold and use may not be recoverable, future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition must be estimated. If the undiscounted value of the future cash flows is less than the carrying amount of the asset, the carrying value of the assets and related goodwill are reduced by the amount by which the carrying value exceeds fair value. Assets to be disposed of or are no longer available for use are reported at the lower of carrying amount or fair value less cost to sell. Fair value is determined based on various discounted cash flow valuation techniques.

     During the three months ended June 30, 2001, the Company determined that there has been an impairment of certain identifiable intangibles as fully described in "Note 6 -- Impairment Loss on Intangible Assets and Goodwill."

5. RESTRUCTURING AND OTHER RELATED CHARGES

     In light of the industry and economic environment and capital market trends impacting both current operations and expected future growth opportunities, the Company has refocused its initiatives to optimize operating results, improve margins, and drive efficiencies by further streamlining field operations and administrative support functions. The restructuring plan has generally included the reduction of workforce, the reduction in divisional and regional field offices and the consolidation of certain administrative functions within the Company. During the three months ended June 30, 2001, the Company recorded approximately $6.7 million in restructuring charges, which is included under the caption "Restructuring charge" in the Consolidated Statements of Operations. The Company executed and completed the major phases of the restructuring plan in the three months ended June 30, 2001.

     As part of the restructuring plan, the Company modified its field operations from four geographic business divisions to two major regional offices. As such, the Company modified its Denver, Colorado and Murfreesboro, Tennessee facilities to accommodate the new requirements of these two major regional offices. Corporate functions, such as Accounting and Human Resource, were combined into the headquarters facility in Fort Lauderdale, Florida, as part of this consolidation.

     The workforce reductions charge of $1.8 million for the three months ended June 30, 2001 was related to the cost of severance and benefits associated with 83 terminated employees. Of the employees terminated, 42 were performing field support and division functions and 41 were corporate administrative employees. Of the terminated employees, 6 employees had employment contracts. As of June 30, 2001, $1.0 million of the $1.8 million workforce reduction accrual had been decreased by cash payments. The remaining accrual will be utilized by March 31, 2002.

     In conjunction with the field office geographic realignment, the Company identified a number of leased facilities, comprised of office and warehouse space, that were no longer required. As a result, the Company recorded net lease termination costs of $3.9 million for the three months ended June 30, 2001. The lease costs primarily relate to future contractual obligations under operating leases. The lease costs are partially offset by $3.7 million in expected sublease income from existing sublease arrangements. As of June 30, 2001, the lease costs and termination fees accrual had been decreased by cash payments of $0.4 million. The remaining accrual is expected to be utilized by June 30, 2005.

     Other exit costs related to the restructuring plan are primarily negotiated contract settlement costs of $0.5 million. As of June 30, 2001, the other exit cost accrual has been decreased by cash payments of $0.5 million.

     The fixed asset write-down of $0.5 million for the three months ended June 30, 2001 consists of office equipment and fixtures and leasehold improvements associated with the exiting of the above noted leased facilities.

     The following table sets forth the details and the cumulative activity related to the restructuring plan as of June 30, 2001:


                                                Establishment        Cash          Non-Cash       Balance of
(in thousands)                                   of Reserve       Reductions      Reductions        Reserve
                                                -------------     ----------      ----------      ----------
RESTRUCTURING ACCRUALS:
Workforce reduction ......................          $1,794          $  963              --          $  831
Lease costs and termination fees, net ....           3,884             449              --           3,435
Other exit costs related to implementation
  of restructuring plan ..................             516             516              --              --

ASSET WRITE-DOWNS
Fixed assets, principally leasehold
  improvements ...........................             522              --          $  522              --
                                                    ------          ------          ------          ------

     Total ...............................          $6,716          $1,928          $  522          $4,266
                                                    ======          ======          ======          ======

6. IMPAIRMENT LOSS ON INTANGIBLE ASSETS AND GOODWILL

     In accordance with the provisions of SFAS 121, the Company recorded an impairment loss on intangible assets of $2.2 million during the three months ended June 30, 2001. The $2.2 million impairment loss is comprised of $1.5 million related to digital subscriber line ("DSL") installations and staffing customer relationships that are not continuing and accordingly are no longer available for use and a $0.7 million impairment loss to write-down the trained workforce intangible asset to fair value. The impairment of the trained workforce was triggered due to termination of an additional 82% of the acquired workforce during the six month period ended June 30, 2001. The fair value of the trained workforce was determined based upon a cost approach valuation technique that considers time, materials and facilities that were required to develop the intangible asset.

     The Company performed an analysis by key customer of the cash inflows expected to be generated by continuing DSL installation customer relationships less the future cash outflows expected to be necessary to obtain those inflows. The sum of the expected future cash flows (undiscounted and without interest charges) was less than the carrying amount of the continuing DSL installation customer relationship intangible assets, thus indicating that the tested asset and related goodwill have been impaired. The fair value of the customer relationship was determined based upon the present value of the estimated future cash flows attributable to the intangible asset discounted over the remaining life of the asset. The estimated cash flows were based on projections of operating performance, historical operating performance and industry and customer-specific growth characteristics taking into consideration the change in the competitive environment for the Company's customers.

     The Company also recognized a $10.4 impairment loss on its unamortized goodwill due to the significant negative trends in the Company's DSL business and the change in the competitive environment for DSL related services. The Company measured its impairment utilizing the discounted cash flow method. The present value of those estimated cash flows were then compared to net book value. The excess of the book value over the estimated present value of the cash flows was approximately $10.4 million thereby resulting in an impairment loss of unamortized goodwill.

     The total impairment loss of $12.6 million was recognized in the three months ended June 30, 2001 and is included in the caption "Impairment loss on intangible assets and goodwill" in the accompanying unaudited Consolidated Statements of Operations. The Company's DSL enabling services are included in the Telephony and Internet business segment. At June 30, 2001, the total unamortized goodwill related to the Company's DSL business was $1.8 million.

7.   NET LOSS PER SHARE

     The Company has presented basic and diluted net loss per share pursuant to SFAS No. 128, "Earnings per Share," and the Securities and Exchange Commission SAB No. 98. In accordance with SFAS No. 128, basic net loss per share has been computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share includes the effect, if any, from the potential exercise or conversion of securities, such as stock options, which would result in the issuance of shares of common stock. For the six months ended July 1, 2000 and June 30, 2001, respectively, diluted net loss per share is the same as basic net loss per share, as all additional potentially diluted shares from the exercise or conversion of securities into common stock are excluded since the result is anti-dilutive due to the Company's losses.

     The following table presents the calculation of basic and diluted net loss per share.


                                                   Three Months Ended                                Six Months Ended
                                           --------------------------------------          ------------------------------------
                                              July 1,                June 30,                 July 1,                June 30,
                                               2000                    2001                     2000                   2001
                                           --------------          --------------          --------------          ------------
Net loss ........................          $   (5,911,991)         $  (24,076,195)         $   (8,613,447)         $(32,591,986)
                                           ==============          ==============          ==============          ============
Basic and diluted:
  Weighted-average shares
   used in computing basic and
   diluted net loss per share ...              27,748,418              42,542,159              27,748,418            42,482,175
                                           ==============          ==============          ==============          ============
Basic and diluted net
   loss per share ...............          $        (0.21)         $        (0.57)         $        (0.31)         $      (0.77)
                                           ==============          ==============          ==============          ============
Anti-dilutive shares excluded in
   net loss per share calculation               2,613,867               3,950,901               1,260,880             3,661,413
                                           ==============          ==============          ==============          ============


8. INCOME TAXES

     No provision for income taxes was recorded for the three and six months ended June 30, 2001, due to an offsetting increase in the Company's valuation allowance, which totaled $19,433,343. Realization of the future tax benefits related to deferred tax assets is dependent on many factors, including the Company's ability to generate future taxable income. Management has considered these factors in reaching its conclusions as to the need for a valuation allowance for financial reporting purposes.

9. BUSINESS COMBINATIONS

     On April 21, 2000, the Company acquired substantially all of the assets (and assumed substantially all of the liabilities) of D.S. Cable TV Contractors, Inc. ("D.S. Cable") for approximately $5.9 million, including transaction costs. The purchase price consisted of $1,500,000 in cash, $750,000 in seller notes and 387,735 shares of common stock valued at $9.00 per share or $3,489,615. The application of the purchase method resulted in $5,034,230 of excess purchase price over the estimated fair value of the net tangible assets acquired of $871,490. The excess purchase price was allocated to intangible assets, consisting of $180,000 for an agreement not-to-compete, $300,000 for trained workforce, $2,840,000 for customer relationships and $1,714,230 for goodwill. Intangible assets are amortized on a straight-line basis over their estimated useful lives of 6 years for the agreement not-to-compete, 7.5 years for trained workforce, 20 years for customer relationships and 20 years for goodwill.

     On May 4, 2000, the Company acquired substantially all of the assets (and assumed substantially all of the liabilities) of Service Cable Electric, Inc. and Service Cable Corporation (collectively "Service Cable") for approximately $6.2 million, including transaction costs. The purchase price consisted of $980,000 in cash, $1,960,000 in seller notes, 329,412 shares of common stock valued at $9.00 per share or $2,964,708 and options to purchase common stock with a fair value of $189,374. The application of the purchase method resulted in $6,161,682 of excess purchase price over the estimated fair value of the net tangible assets acquired of $44,637. The excess purchase price was allocated to intangible assets consisting of $190,000 for an agreement not-to-compete, $500,000 for trained workforce, $2,970,000 for customer relationships and $2,501,682 for goodwill. Intangible assets are amortized on a straight-line basis over their estimated useful lives of 6 years for the agreement not-to-compete, 7.5 years for trained workforce, 20 years for customer relationships and 20 years for goodwill.

     On June 1, 2000, the Company acquired, via merger, all of the outstanding stock of Excalibur Cable Communications, Ltd. ("Excalibur") for approximately $25.4 million (subject to certain post-closing adjustments), including transaction costs. The purchase price consisted of $4,000,000 in cash, $4,000,000 in seller notes and 1,882,353 shares of common stock valued at $9.00 per share or $16,941,177. The application of the purchase method resulted in approximately $24,201,592 of excess purchase price over the estimated fair value of the net tangible assets acquired. The excess purchase price was allocated to intangible assets consisting of $1,200,000 for an agreement not-to-compete, $1,300,000 for trained workforce, $16,300,000 for customer relationships and $5,401,592 for goodwill. Intangible assets are amortized on a straight-line basis over their estimated useful lives of 5 years for the agreement not-to-compete, 7.5 years for trained workforce, 20 years for customer relationships and 20 years for goodwill.

     On June 1, 2000, the Company acquired, via merger, all of the outstanding stock of TeleCore, Inc. ("TeleCore") for approximately $86.8 million, including transaction costs. The purchase price consisted of $16,866,481 in seller notes, 3,688,865 and 3,096,159 shares of common and preferred stock, respectively, both valued at $9.00 per share, or a total of $61,065,216 and 1,183,196 options to purchase common stock valued at $8,452,640. The application of the purchase method resulted in approximately $92,048,321 of excess purchase price over the estimated fair value of the net deficit acquired. The excess purchase price was allocated to intangible assets consisting of $19,500,000 for agreements not-to-compete, $3,400,000 for trained workforce, $45,000,000 for customer relationships and $24,148,321 for goodwill. Intangible assets are amortized on a straight-line basis over their estimated useful lives of 3.6 years for the agreements not-to-compete, 7.5 years for trained workforce, 10 years for customer relationships and 10 years for goodwill. Allocation of excess purchase price over the estimated fair value at the date of acquisition does not reflect the impairment loss on intangible assets and related goodwill of $52.9 million recorded in the three months ended December 30, 2000 and the $12.6 million recorded in the three months ended June 30, 2001.

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


                                                     Three Months Ended                            Six Months Ended
                                            ------------------------------------         -----------------------------------
                                                July 1,              June 30,               July 1,               June 30,
                                                 2000                  2001                   2000                  2001
                                            --------------         -------------         --------------         ------------
Revenue ............................        $   61,512,974         $  42,531,532         $  109,199,796         $ 93,497,330
                                            ==============         =============         ==============         ============
Operating loss .....................           (14,668,833)          (22,615,906)           (27,462,074)         (29,637,007)
                                            ==============         =============         ==============         ============
Net loss ...........................           (16,945,669)          (24,076,195)           (31,356,125)         (32,591,986)
                                            ==============         =============         ==============         ============
Basic and diluted net loss per share                 (0.46)                (0.57)                 (0.85)               (0.77)
                                            ==============         =============         ==============         ============


10. SUPPLEMENTAL CASH FLOW INFORMATION

     For the three months ended July 1, 2000 and June 30, 2001, the Company made interest payments of $0.5 million and $0.5 million, respectively, and did not pay income taxes in either of these periods. For the six months ended July 1, 2000 and June 30, 2001, the Company made interest payments of $1.0 million and $1.1 million, respectively, and did not pay income taxes in either of these periods.

     For the three months ended June 30, 2001, the Company recorded certain non-cash transactions, including: (i) a common stock redeemable warrant issued to the Company's senior lender at a fair value of $2.7 million; (ii) a common stock purchase warrant issued to a new client at a fair value of $0.1 million associated with a contract executed during the three months ended June 30, 2001;
(iii) aggregate fees of $1.2 million recorded as a liability payable to the Company's senior lender on March 31, 2002 associated with Amendment No. 6, dated as of May 21, 2001 ("Amendment No. 6"), to the Amended and Restated Credit Agreement, dated as of March 10, 2000, by and among the Company and its senior lender (as amended, restated, supplemented or otherwise modified from time to time, (the "Credit Agreement") and the Forbearance Agreement dated as of June 29, 2001 by and among the Company and its senior lender (the "Forbearance Agreement").

11.  LONG TERM DEBT



                                                                                   December 30,      June 30,
                                                                                       2000            2001
                                                                                 --------------   --------------
 Term note with principal payable in quarterly installments of $468,750 commencing on December 31, 2000, $937,500 on December 31, 2001, $3,000,000 on
   March 31, 2002, and $1,406,250 on December 31, 2003; bearing interest at prime plus 5.50% or LIBOR plus 7.00% payable quarterly, through September 7,
   2004, when all remaining principal and interest is due and payable. At
   December 30, 2000, and June 30, 2001, the interest rate was 10.80% and
   9.45%, respectively........................................................   $   15,000,000   $   14,062,500
 Revolving line of credit up to $25,000,000 due on September 7, 2004, bearing interest at prime plus 5.50% or LIBOR plus 7.00% payable quarterly through
   September 7, 2004.  At December 30, 2000, and June 30, 2001, the interest
   rate was 10.28% and 9.45%, respectively....................................       20,031,006       23,231,006
 Subordinated notes payable to shareholders of acquired companies. At December
   30, 2000, and June 30, 2001, the interest rate was 9%, which represents
   $818,380 and $1,625,484, respectively......................................       22,280,194       23,087,298
 Capital lease obligations....................................................        3,936,276        3,261,544
                                                                                 --------------   --------------
                                                                                     61,247,476       63,642,348
 Less -- Current maturities...................................................       (3,046,847)      (7,459,754)
                                                                                 --------------   --------------
                                                                                 $   58,200,629   $   56,182,594
                                                                                 ==============   ==============


     Term Note And Revolving Credit Facilities

     On April 13, 2001, the Company executed Amendment No. 5 ("Amendment No. 5") to the Credit Agreement, which changed its financial covenants relating to coverage ratios such as leverage, debt service and capital expenditures for fiscal 2001. On May 21, 2001, the Company executed Amendment No. 6 to more accurately reflect its business. Specifically, the financial coverage ratios were deemed not meaningful and the related covenants were therefore waived by the Company's senior lender for the remainder of fiscal 2001. In lieu thereof, the pricing terms of the credit facility were restructured and minimum revenue and EBITDA (as such term is defined in the Credit Agreement) requirements that more appropriately correlate to the Company's business were included as additional financial covenants. In addition, the Company's capital expenditures covenant was amended to require that capital expenditures in excess of $1.0 million during the remainder of fiscal 2001 be financed with the net proceeds of capital raised by the Company.

     On June 5, 2001, the Company's senior lender issued a standby letter of credit in the amount of $1.76 million to the Company's insurance administrator as part of its self-insurance program. The standby letter of credit reduced the Company's availability in the revolving credit facility by $1.76 million.

     On June 29, 2001, the Company executed a Forbearance Agreement (the "Forbearance Agreement") with its senior lender as a result of the Company's failure to make the scheduled mandatory prepayment due June 25, 2001 in the amount of $0.47 million under the Credit Agreement. The Forbearance Agreement provided that the senior lender would refrain for a limited period of time from exercising any rights and remedies available under the Credit Agreement by virtue of the Company's failure to make the scheduled mandatory prepayment on June 25, 2001. In addition, the senior lender advanced $1.2 million to the Company, which represented the remaining borrowing availability under the Company's revolving credit facility. In consideration for this $1.2 million advance, the Company agreed to pay the senior lender: (i) a forbearance fee equal to 15% per each $100,000 of incremental revolving advances, due and payable on the earlier of the termination date under the Credit Agreement or March 31, 2002, and (ii) issue a forbearance warrant, exercisable at $0.01 per share, to purchase 1% of the Company's then issued and outstanding common stock for each $100,000 of incremental revolving advances. At June 30, 2001, the Forbearance Warrant was valued at $2.7 million and was recorded under the caption "Common Stock Purchase Warrants" in the accompanying unaudited Consolidated Balance Sheets.

     On July 5, 2001, the Company executed Amendment No. 7 ("Amendment No. 7") to the Credit Agreement, which substantially incorporated and superceded the Forbearance Agreement. Pursuant to Amendment No. 7, the senior lender committed to extend an additional $2.0 million in available credit under the Company's revolving credit facility. Amendment No. 7 also amended certain provisions for the repayment of principal and interest pursuant to the Credit Agreement and revised the scheduled mandatory repayments of the term note under the Credit Agreement. Amendment No. 7 provided that the Company undertake certain obligations including the following covenants and agreements: (i) the payment in full by August 15, 2001, of the scheduled mandatory prepayment in the amount of $0.47 million that was due on June 25, 2001; (ii) the repayment of $1.0 in accrued interest in four equal weekly installments beginning on July 13, 2001;
(iii) the payment of an underwriting fee of $0.3 million, with such fee being due on the earlier of March 31, 2002, or the termination date of the Credit Agreement; and (iv) the issuance of a warrant to purchase 1% of Viasource's then issued and outstanding common stock for each $100,000 advanced by the Company's senior lender to Viasource subsequent to the date of Amendment No. 7. The warrants have an exercise price of $0.01 per share. On each of July 29, 2001, August 28, 2001, and September 27, 2001, if Viasource has not received proceeds from a subordinated capital investment, either by way of debt or equity, in an amount not less than $4.0 million, Viasource will issue additional warrants to purchase 1% of the common stock of each $100,000 advanced to Viasource under the Credit Agreement subsequent to the date of Amendment No. 7. In no instance will the aggregate number of warrants received by the Company's senior lender, together with any other warrants for the Company's common stock that Company's senior lender may exercise, exceed the right to purchase in excess of 19.999% of Viasource's then issued and outstanding common stock.

     On July 6, 2001, the senior lender advanced Viasource an additional $1,900,000 under the Credit Agreement. Pursuant to Amendment No. 7, Viasource became obligated to issue additional warrants to its senior lender such that the senior lender's total warrants would be equal to 19.999% of the Company's then issued and outstanding common stock. These warrants are subject to reduction, as set forth in the Second Amended Credit Agreement (as defined herein), which was filed as an exhibit to the Company's Current Report on Form 8-K filed August 3, 2001.

     On August 3, 2001, the Company executed the Second Amended and Restated Credit Agreement (the "Second Amended Credit Agreement") with the Company's senior lender. Also in August 2001, the Company issued $2.45 million in Term B Convertible Notes and Term B Warrants in a private placement. These events are further disclosed in "Note 15 - Subsequent Events."

     Subordinated Notes

     In addition, the Company has outstanding approximately $23.1 million of subordinated notes, including accrued interest issued to shareholders in its 2000 acquisitions of TeleCore, Excalibur and Service Cable. These notes have stated maturity dates in November 2001; however, the Company believes that all of these notes are subordinate to all of the Company's obligations under the Credit Agreement. As a result, the subordinated notes and related accrued interest have been classified as long-term debt in the accompanying unaudited Consolidated Balance Sheets. These notes bear interest at 9%. The Company has received an acceleration notice from John M. Clarey, the holder of approximately $16.9 million of the subordinated notes, which alleges that the principal and interest is immediately due and payable under his notes. The Company disputes the position set forth in the acceleration notice and believes that the payment of principal and interest nonetheless remains subject to subordination to all of the Company's obligations under the Credit Agreement. See "Note 14 - Legal Matters."

12. SEGMENTS

     The Company follows SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company classifies its operations into four segments: Cable; Telephony and Internet; Satellite and Wireless;

and Premise Networking, Staffing and Other. The operating segments are managed separately because each operating segment represents a strategic business unit that offers different services. The accounting policies of the operating segments are the same, as described in the summary of significant accounting policies. The business segments are described in further detail below:

         The Cable segment includes traditional and advanced cable installation, disconnect, equipment recovery, collection and system audit services.

         The Telephony and Internet segment includes installation and maintenance of DSL services, cable telephony and high-speed data services and other broadband services, as well as traditional telephony services for commercial and residential consumers. For the three months and six months ended June 30, 2001, the Telephony and Internet segment operating loss included an impairment loss on intangible assets and goodwill of $6,315,540.

         The Satellite and Wireless segment includes installation, equipment conversion and maintenance services of direct broadcast satellite and other wireless technologies.

         The Premise Networking, Staffing and Other segment includes installation and maintenance of local area and wide area networking services and other communication systems for commercial and residential consumers, as well as provision of installation technicians to commercial customers. For the three months and six months ended June 30, 2001, the Premise Networking, Staffing and Other segment operating loss included an impairment loss on intangible assets and goodwill of $6,288,588.

         Corporate operations include senior management activities, professional services and headquarters facility support and employee benefits costs, not allocated to the other segments.

         Segment assets include amounts specifically identified to Cable, Telephony and Internet, Satellite and Wireless, and Premise Networking, Staffing and Other segments. Corporate assets consist primarily of cash and cash equivalents, marketable securities, and capitalized financing costs.

     Business segment information is as follows (in thousands):


                                          Three Months Ended                Six Months Ended
                                      -------------------------         -------------------------
                                       July 1,         June 30,          July 1,         June 30,
                                        2000             2001             2000             2001
                                      --------         --------         --------         --------
REVENUES
  Cable ......................        $ 21,193         $ 22,356         $ 40,318         $ 45,845
  Telephony and Internet .....           9,547            6,476           15,032           16,767
  Satellite and Wireless .....          13,001           11,519           17,361           25,815
  Premise Networking, Staffing
  and Other ..................           1,552            2,181            1,679            5,070
                                      --------         --------         --------         --------
                                      $ 45,293         $ 42,532         $ 74,390         $ 93,497
                                      ========         ========         ========         ========
OPERATING LOSS
  Cable ......................        $    708         $  1,040         $  1,935         $    761
  Telephony and Internet .....            (520)          (6,834)             280           (8,712)
  Satellite and Wireless .....          (2,462)           2,896           (3,771)           5,050
  Premise Networking, Staffing
  and Other ..................             341           (7,908)             275           (8,843)
  Restructuring charges ......              --           (6,716)              --           (6,716)
  Corporate ..................          (2,738)          (5,094)          (5,566)         (11,177)
                                      --------         --------         --------         --------
                                      $ (4,671)        $(22,616)        $ (6,847)        $(29,637)
                                      ========         ========         ========         ========


13. RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, as amended, is effective for fiscal years beginning after June 15, 2000. SFAS 133 requires that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. Changes in the derivative's fair value will be recognized in income unless specific hedge accounting criteria are met. The Company adopted SFAS 133, as amended, beginning December 31, 2000, and SFAS 133 did not have a material impact on the Company's unaudited Consolidated Financial Statements, as the Company does not have any derivative financial instruments as of June 30, 2001.

     On June 30, 2001 the Financial Accounting Standards Board (FASB) finalized and issued Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142").

     SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method, eliminating the pooling of interests method.

     SFAS 142, upon adoption, eliminates goodwill amortization over its estimated useful life. However, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value based test. Additionally, acquired intangible assets should be separately recognized if the benefit of the intangible asset can be sold, transferred, licensed, rented or exchanged regardless of the acquirer's intent to do so. Intangible assets with definitive lives will need to be amortized over their useful lives.

     Goodwill and intangible assets with definitive lives existing at June 30, 2001 will continue to be amortized until December 31, 2001. Effective January 1, 2001 such amortization will cease, as companies are required to adopt the new rules on such date. By the end of the first quarter calendar year 2002 companies must begin to perform an impairment analysis of intangible assets. Furthermore, companies must complete the first step of the goodwill transition impairment test by June 30, 2002. Any impairment noted must be recorded at the date of adoption restating first quarter results, if necessary. Impairment charges, if any, that result from the application of the above tests would be recorded as a cumulative effect of a change in accounting principle in the first quarter of the year ended December 31, 2002.

     The Company will not be able to determine the ultimate impact of these proposed statements on its consolidated financial statements until such time as it applies their provisions. Amortization of goodwill for the year ended December 31, 2000 was $1.9 million; however, this is not intended to be indicative of the expected impact on its future results of operations.

14. LEGAL MATTERS

     On June 15, 2001, the Company was served with a complaint in the lawsuit captioned Konrad Eric Poth v. Viasource Communications, Inc. The lawsuit, which was brought in the United States District Court for the Eastern Division of Virginia, makes breach of contract claims for unspecific damages in connection with the Company's June 1, 2000 merger with Excalibur. The Company believes that these claims are without merit and intends to vigorously defend against this lawsuit.

     In addition, on July 20, 2001, the Company was served with a complaint in the lawsuit captioned John M. Clarey and Christy Clarey v. Viasource Communications, Inc. The lawsuit, which was brought in the Superior Court of the State of California, County of Orange, makes breach of contract and certain equitable claims for unspecified damages in connection with the Company's June 1, 2000 merger with TeleCore. The Company believes that these claims are without merit and intends to vigorously defend this lawsuit.

     The Company occasionally is party to legal proceedings incidental to its ordinary business operations. The Company is not currently party to any pending legal proceedings that it believes will have a material adverse effect on its business, financial condition or results of operations.

15. SUBSEQUENT EVENTS

     Two capital raising transactions have occurred since June 30, 2001: (i) the execution of Amendment No. 7 and the Second Amended Credit Agreement with Company's senior lender, which collectively increased by $2.45 million the amount available to the Company under its Revolving Credit Facility (as defined herein); and (ii) the private placement of Term B Convertible Notes and Term B Warrants in the amount of $2.45 million.

     On August 3, 2001, the Company entered into the Second Amended Credit Agreement with the Company's senior lender. The Second Amended Credit Agreement provides for: (i) a term loan in a principal amount of $22,565,500 (the "Term Loan"), (ii) an $18,950,000 aggregate revolving loan commitment (the "Revolving Credit Facility"), subject to an availability calculation based on the Eligible Accounts Borrowing Base (as defined in the Second Amended Credit Agreement), and
(iii) the Term B Convertible Notes.

     The Term Loan and the Revolving Credit Facility will terminate not later than September 7, 2004. The Second Amended Credit Agreement contains amended financial and other covenants, mandatory prepayment events, events of default and other provisions. At August 3, 2001, Viasource was in compliance in all material respects with all covenants of the Second Amended Credit Agreement. The Second Amended Credit Agreement is secured by a lien on substantially all of the assets of Viasource and its subsidiaries. At August 3, 2001, the outstanding balances under the Term Loan and Revolving Credit Facility were $22,562,500 and $18,441,274, respectively.

     On August 3, 2001, the Company also issued the Term B Convertible Notes and the Term B Warrants for an aggregate purchase price of $2.45 million. The Term B Convertible Notes bear interest at a rate of 15%, which will be calculated semi-annually beginning on February 1, 2002, and added to principal, and mature not later than August 3, 2006, unless the holders of the Term B Convertible Notes demand payment earlier (but in no event prior to March 7, 2005). Outstanding adjusted principal of the Term B Convertible Notes may be converted, at the holder's option, into the common stock of Viasource at a price equal to the lesser of (1) $0.75 per share or (2) the average closing price of Viasource's common stock for the ten trading days prior to October 1, 2001, subject to adjustment.

     The purchasers of the Term B Convertible Notes were also issued Term B Warrants to purchase 1,975,806 shares of the Company's common stock. The Term B Warrants, which expire on August 3, 2006, entitle the holder to purchase common stock at a price of $0.31 per share, the closing price of Viasource's common stock on the date immediately prior to the issuance of the Term B Warrants, subject to adjustment. The Term B Warrants may not be exercised prior to February 3, 2002. Viasource has agreed to use its best efforts to register for resale the shares of common stock underlying the Term B Convertible Notes and the Term B Warrants. The Company had associated legal fees in connection of the Term B Convertible Notes and Warrants of $0.39 million.

     For a more complete description of Amendment No. 7, the Second Amended Credit Agreement and the Term B Convertible Notes and Term B Warrants, see the Company's Current Reports on Form 8-K filed on July 13, 2001 and August 8, 2001.

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

     THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS CONTAINS STATEMENTS OF A FORWARD-LOOKING NATURE RELATING TO FUTURE EVENTS OR OUR FUTURE FINANCIAL PERFORMANCE. THIS MANAGEMENT'S DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES THAT APPEAR ELSEWHERE HEREIN. THIS REPORT MAY NOT CONTAIN ALL OF THE INFORMATION THAT IS IMPORTANT TO YOU. THIS SECTION SHOULD BE READ TOGETHER WITH THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 30, 2000.

OVERVIEW

     We derive revenues from providing installation, integration, fulfillment, and long-term maintenance and support services to broadband service providers on both a residential and commercial basis. We design, install and maintain LANs/WANs and other network applications on a commercial and residential basis.

    We operate in four reportable segments:

     - CABLE, which includes traditional and advanced cable television installation, disconnect, equipment recovery, account collection and system audit services.

     - TELEPHONY AND INTERNET, which includes installation and maintenance of digital subscriber line, or DSL services, cable telephony and high-speed data services and other broadband services, as well as traditional telephony services for commercial and residential consumers. For the three months and six months ended June 30, 2001, the Telephony and Internet segment operating loss included an impairment loss on intangible assets and goodwill of $6,315,540.

     - SATELLITE AND WIRELESS, which includes installation, equipment conversion and maintenance services for direct broadcast satellite, or DBS, and other wireless technologies.

     - PREMISE NETWORKING, STAFFING AND OTHER, which includes design, installation and maintenance of LANs/WANs and other network applications for commercial and residential consumers, as well as the provision of installation technicians to commercial customers For the three months and six months ended June 30, 2001, the Premise Networking, Staffing and Other segment operating loss included an impairment loss on intangible assets and goodwill of $6,288,588.

     We provide services to our clients pursuant to service contracts, most of which are cancelable on short notice. Under the terms of such contracts, the client can typically terminate the contract with 30 to 90 days prior written notice. Historically, these service contracts have been awarded through a competitive bidding process, but recently we have experienced trends toward securing such contracts by negotiations. These service contracts provide for payment based on the installations or other services we provide. Revenues are generally recognized as services are performed, except that a portion of our satellite and wireless revenues has been deferred, as discussed elsewhere herein.

     Cost of revenues is our principal expense and it consists mostly of labor-related expenses. The cost of revenues includes all costs of field service technicians, supervisory and quality control personnel, subcontractor costs, all costs related to the operation and maintenance of vehicles and equipment, cost of materials not supplied by the client, field office occupancy costs and insurance costs. Cost of revenues includes all direct costs of providing services under our contracts, other than depreciation on vehicles and equipment owned or utilized by us under capital leases. Typically, newly hired field technicians attend various Viasource developed and Viasource sponsored technical and safety training courses during the initial 30 days of employment. Viasource also provides a variety of continuing education programs designed to assist our employees in maintaining technical competence and professional certifications. Costs associated with operating and maintaining safety and training centers, including educational training and safety manuals, materials and supplies, occupancy costs and staffing costs, are charged to the cost of revenues. Included in cost of revenues are non-cash compensation charges associated with the amortization of unearned compensation related to certain stock and stock option grants issued during fiscal 1999 and the first six months of 2000 to certain employees and consultants for services rendered to us.

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

     Depreciation and amortization expenses include depreciation of property and equipment and amortization of goodwill and other intangibles. The goodwill and other intangibles are being amortized over periods ranging from one to twenty years with a weighted average life of 11 years.

     We have included EBITDA in our Management's Discussion and Analysis of Financial Condition and Results of Operations. We have presented EBITDA to enhance the reader's understanding of our operating results. EBITDA consists of net loss excluding net interest, taxes, depreciation, amortization, restructuring charges and impairment loss on intangible assets and goodwill. EBITDA is provided because it is an important measure of financial performance commonly used in the telecommunications industry to determine the value of companies within the industry and to define standards for borrowing from institutional lenders. The reader should not construe EBITDA as an alternative to operating income, as an indicator of our operating performance or as an alternative to cash flows from operating activities as a measure of our liquidity, determined in accordance with generally accepted accounting principles. We may calculate EBITDA differently than other companies.

     For further information, see our unaudited consolidated financial statements and notes thereto included under "Item 1. Financial Statements."

RESULTS OF OPERATIONS

     The following table presents certain operating and other unaudited financial data for the three months ended July 1, 2000 and June 30, 2001, as well as for the six months ended July 1, 2000 and June 30, 2001.


                                                        Three Months Ended                       Six Months Ended
                                                  -----------------------------           -----------------------------
                                                    July 1,            June 30,            July 1,             June 30,
                                                     2000               2001                 2000                2001
                                                  ---------           ---------           ---------           ---------
                                                                         (Dollars in thousands)
OPERATING DATA:
  Revenues .............................          $  45,293           $  42,532           $  74,390           $  93,497
  Operating expenses:
     Cost of revenues ..................             40,965              34,376              66,052              78,462
     Selling, general and administrative              6,227               5,715              11,155              14,146
     Depreciation and amortization .....              2,771               5,737               4,030              11,207
     Restructuring charge ..............                 --               6,716                  --               6,716
     Impairment loss on intangible
       assets and goodwill .............                 --              12,604                  --              12,604
                                                  ---------           ---------           ---------           ---------
         Total operating expenses ......             49,963              65,147              81,237             123,134
  Loss from operations .................             (4,671)            (22,616)             (6,847)            (29,637)
                                                  ---------           ---------           ---------           ---------
  Interest income ......................                 48                   3                  48                  38
  Interest expense .....................              1,135               1,464               1,814               2,993
                                                  ---------           ---------           ---------           ---------
  Loss before income taxes .............             (5,758)            (24,076)             (8,613)            (32,592)
  Income tax provision .................                154                  --                  --                  --
                                                  ---------           ---------           ---------           ---------
  Net loss .............................          $  (5,912)          $ (24,076)          $  (8,613)          $ (32,592)
                                                  =========           =========           =========           =========
OTHER FINANCIAL DATA:
  EBITDA ...............................          $  (1,899)          $   2,441           $  (2,817)          $     889
                                                  =========           =========           =========           =========


     The following table presents certain selected financial data for our operating segments, as well as our corporate expenses (which include certain financing costs, employee benefit costs and other selling, general and administrative expenses), for the three and six months ended July 1, 2000 and June 30, 2001.


                                                        Three Months Ended                       Six Months Ended
                                                  -----------------------------           -----------------------------
                                                    July 1,            June 30,            July 1,             June 30,
                                                     2000               2001                 2000                2001
                                                  ---------           ---------           ---------           ---------
                                                                         (Dollars in thousands)
REVENUES
  Cable ................................          $ 21,193           $ 22,356              $ 40,318           $ 45,845
  Telephony and Internet ...............             9,547              6,476                15,032             16,767
  Satellite and Wireless ...............            13,001             11,519                17,361             25,815
  Premise Networking, Staffing and
    Other ..............................             1,552              2,181                 1,679              5,070
                                                  --------           --------              --------           --------
                                                  $ 45,293           $ 42,532              $ 74,390           $ 93,497
                                                  ========           ========              ========           ========
OPERATING LOSS
  Cable ................................          $    708           $  1,040              $  1,935           $    761
  Telephony and Internet ...............              (520)            (6,834)                  280             (8,712)
  Satellite and Wireless ...............            (2,462)             2,896                (3,771)             5,050
  Premise Networking, Staffing
     and Other .........................               341             (7,908)                  275             (8,843)
  Restructuring charges ................                --             (6,716)                   --             (6,716)
  Corporate ............................            (2,738)            (5,094)               (5,566)           (11,177)
                                                  --------           --------              --------           --------
                                                  $ (4,671)          $(22,616)             $ (6,847)          $(29,637)
                                                  ========           ========              ========           ========

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JULY 1, 2000

     REVENUES. Total revenues for the three months ended June 30, 2001 were $42.5 million, a decrease of $2.8 million, or 6%, as compared to total revenues of $45.3 million for the three months ended July 1, 2000. This decrease is the result of the decline in the demand for overall broadband installation services during the three months ended June 30, 2001.

     In the three months ended June 30, 2001, we recognized $22.4 million of revenue from our Cable segment, as compared to $21.2 million in the prior year three month period, an increase of 6%. This increase resulted primarily from internal growth. Our Cable segment represented 53% and 47% of total revenue for the three months ending June 30, 2001 and July 1, 2000, respectively.

     We recognized $6.5 million of revenue for the three months ended June 30, 2001 from our Telephony and Internet segment, as compared to $9.6 million in 2000, a decrease of 33%. Telephony and Internet revenues represented 15% of our total revenue in the three months ended June 30, 2001 as compared to 21% of total revenue in the three months ended July 1, 2000. During the three months ended June 30, 2001, DSL revenues declined $2.3 million or 76% to $0.7 million as compared to the $2.5 million for the same period last year. The decline in DSL revenue comes as a result of a significant fundamental shift, in the three months ended December 30, 2000, where the competitive environment has given the regional bell operating companies an advantage over the Viasource data local exchange carrier customers. Consequently, many of our DSL customers have experienced financial difficulty resulting in a permanent erosion of our DSL customer base and revenue source. In addition, cable telephony and high-speed data revenues decreased $1.5 million or 21% to $5.8 million during the three months ended June 30, 2001, as compared to $6.8 million for the same period in fiscal 2000. Generally, the decrease is the result of lower than expected demand for cable telephony installation services.

     We recognized $11.5 million of revenues for the three months ended June 30, 2001 from Satellite and Wireless, as compared to $13.0 million for the three months ended July 1, 2000, a decrease of $1.5 million or 12%. Satellite and Wireless revenue represented 28% of our total revenue in the three months ended June 30, 2001, as compared to 28% of our total revenue in the three months ended July 1, 2000. In fiscal 2000, we experienced a dramatic increase in demand for our Satellite and Wireless installation services as result of the 1999 merger of our clients DirecTV and PrimeStar. After the merger, DirecTV initiated a program to convert the PrimeStar subscribers to the DirecTV technology platform. This conversion program increased the demand for our services from the program's inception in 1999 to its conclusion by the end of fiscal 2000. Of the Satellite and Wireless revenue derived in fiscal year 2000, approximately $7.7 million was subject to potential charge-back resulting from subscriber cancellations within twelve months of activation or conversion, and accordingly was recorded as deferred revenue. We recognize the deferred revenue as the right of cancellation expires over a sixteen-month period. During the three months ended June 30, 2001, we recognized $2.3 million of the previously deferred revenue.

     Since the completion of the conversion program, we signed a new five-year installation and maintenance services contract with DirecTV, which contains certain installation minimums. We believe that none of the revenues associated with the new contract is subject to subscriber cancellation and would not require additional deferral of revenue. We do not expect to reach the same level of installations during the three months ending September 30, 2001 as we had completed in the same period last year.

     We recognized revenue of $2.2 million of Premise Networking, Staffing and Other revenue in the three months ended June 30, 2001 as compared to $1.6 million in the three months ended July 1, 2000, an increase of $0.5 million or 41%. This increase comes primarily as a result of the acquisition of TeleCore and Service Cable during fiscal 2000.

     COST OF REVENUES. Cost of revenues for the three months ended June 30, 2001 was $34.4 million, a decrease of $6.6 million, or 16%, as compared to cost of revenues of $41.0 million in the three months ended July 1, 2000. The decrease in cost of revenues directly relates to the decreased revenue discussed above, as well as the direct effects of the restructuring plan implemented during three months ended June 30, 2001. See Note 5 in "Item 1. Financial Statement," regarding the restructuring plan.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the three months ended June 30, 2001 were $5.7 million, a decrease of $0.5 million, or 8% as compared to $6.2 million for the three months ended July 1, 2000. This decrease comes as a result of the restructuring plan implemented during the three months ended June 30, 2001. In addition, provisions for doubtful accounts amounted to $0.7 million, and special compensation charges amounted to $0.2 million in the three months ended June 30, 2001. The increased provision for doubtful accounts relates to the over all extension of our client's payment cycles.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for the three months ended June 30, 2001 was $5.7 million, an increase of $2.8 million, or 107%, as compared to depreciation and amortization expense of $2.8 million for the three months ended July 1, 2000. The increase reflects additional depreciation resulting from capital expenditures incurred in the ordinary course of business and assets acquired in the acquisitions completed in fiscal 2000. As discussed in greater detail in Viasource's Annual Report on Form 10-K for the fiscal year ended December 30, 2000, we incurred an impairment loss on intangible assets and related goodwill of $52.9 million during the three months ended December 30, 2000. If we had not recorded the impairment loss, goodwill amortization for the three months ended June 30, 2001 would have been approximately $1.4 million higher.

     RESTRUCTURING CHARGE. For the three months ended June 30, 2001, we recognized a restructuring charge of $6.7 million that came as a direct result of the restructuring plan that was announced in early May and executed during the course of the three months ended June 30, 2001. The plan generally included the reduction of divisional and regional offices, and the consolidation of certain business functions within the Company. See Note 5 in "Item 1. Financial Statements" for more information.

     IMPAIRMENT LOSS ON INTANGIBLE ASSETS AND GOODWILL. For the three months ended June 30, 2001, we recorded an impairment loss on intangible assets and goodwill of $12.6 million. The impairment loss on intangible assets and goodwill is comprised of $10.6 million of goodwill and $1.5 million related to the DSL installations and staffing customer relationships that are not continuing and accordingly, are no longer available for use. We also recognized a $0.7 million impairment loss to write-down the trained workforce intangible asset to fair value during the three months ended June 30, 2001. The impairment of the trained workforce was triggered due to termination of an additional 82% of the acquired workforce during the six months ended June 30, 2001. The fair value of the trained workforce was determined based upon a cost approach valuation technique that considers time, materials and facilities that were required to develop the intangible asset.

     OPERATING LOSS. For the three months ended June 30, 2001, we recognized an operating loss of $22.6 million, as compared to an operating loss of $4.7 million for the same period in fiscal 2000. Included in the operating loss for the three months ended June 30, 2001 are $6.7 million and $12.6 million of restructuring charges and impairment loss on intangible assets and goodwill, respectively. If the restructuring charge and the impairment loss on intangible assets and goodwill had not been recorded, the operating loss for the three months ended June 30, 2001 would have been $3.3 million.

     Operating income from Cable was $1.0 million for the three months ended June 30, 2001 as compared to operating income of $0.7 million for the same period in fiscal 2000. Telephony and Internet operating loss was $6.8 million for the three months ended June 30, 2000, as compared to operating loss of $0.5 million for the three months ended July 1, 2000. Operating income from Satellite and Wireless was $2.9 million for the three months ended June 30, 2001 as compared to an operating loss of $2.5 million for the same period in fiscal 2000, representing an increase of $5.4 million. Premise Networking, Staffing and Other segments resulted in an operating loss of $7.9 million, as compared to operating income of $0.3 million for the three months ended July 1, 2000.

     INTEREST EXPENSE. For the three months ended June 30, 2001, interest expense was $1.5 million, an increase of $0.3 million as compared to interest expense of $1.1 million for the same period in fiscal 2000. The increased interest expense was due to higher debt levels incurred in connection with the fiscal 2000 acquisitions and the amortization of financing transaction costs and fees.

     INCOME TAX PROVISION. We did not incur a provision for income taxes for the three months ended June 30, 2001 due to an offsetting increase in the Company's valuation allowance, which totaled $19.4 million. Realization of the future tax benefits related to deferred tax assets is dependent on many factors, including the Company's ability to generate future taxable income. Management has considered these factors in reaching its conclusions as to the need for a valuation allowance for financial reporting purposes. For the same period in fiscal 2000, we had an income tax provision of $0.2 million.

     NET LOSS. We recognized a net loss of $24.1 million for the three months ended June 30, 2001, as compared to a net loss of $5.9 million for the same period in fiscal 2000. The net loss in the three months ended June 30, 2000 was primarily related to the one time restructuring charge and impairment loss on intangible assets and related goodwill of $6.7 million and $12.6 million, respectively.

    EBITDA. For the three months ended June 30, 2001, EBITDA was $2.4 million, an increase of $4.3 million, as compared to a negative EBITDA of $1.9 million for the same period in fiscal 2000. This resulting increase came despite the decrease in the overall revenue base and was substantially due to the effects of the restructuring plan as outlined fully in Note 5 in "Item 1. Financial Statements."

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JULY 1, 2000

     REVENUES. Total revenues for the six months ended June 30, 2001 were $93.5 million, an increase of $19.1 million, or 26%, as compared to total revenues of $74.4 million for the six months ended July 1, 2000. Of this increase, $22.4 million was attributable to the companies acquired in fiscal 2000.

     As a result of our diversification strategy implemented during fiscal 2000, we are no longer dependent on one primary revenue source.

     For the six months ending June 30, 2001, we recognized $45.9 million of revenue from our Cable segment, as compared to $40.3 million in the prior year period, an increase of 14%. This increase resulted primarily from internal growth. Our Cable segment represented 49% and 54% of total revenue for the six months ending June 30, 2001 and July 1, 2000, respectively.

     We recognized $16.8 million of revenue for the six months ended June 30, 2001 from our Telephony and Internet segment, as compared to $15.0 million in 2000, an increase of 12%. This increase partly results from the acquisition of our DSL business in June 2000 that contributed $1.2 of this increase. Telephony and Internet revenues represented 18% of our total revenue for the six months ended June 30, 2001 as compared to 20% of total revenue for the same period in 2000.

     We recognized $25.8 million of revenues for the six months ended June 30, 2001 from Satellite and Wireless, as compared to $17.4 million for the six months ended July 1, 2000, an increase of $8.4 million or 49%. This increase comes as a result of the acquisition during the second quarter of 2000 of Excalibur. Satellite and Wireless revenue represented 28% of our total revenue for the six months ended June 30, 2001, as compared to 23% of our total revenue for the same period in 2000. In fiscal year 2000, we experienced a dramatic increase in demand for our Satellite and Wireless installation services as result of the 1999 merger of our clients DirecTV and PrimeStar. After the merger, DirecTV initiated a program to convert the PrimeStar subscribers to the DirecTV technology platform. This conversion program increased the demand for our services it inception in 1999 to the programs conclusion by the end of fiscal 2000. Of the Satellite and Wireless revenue derived in fiscal year 2000, approximately $7.7 million was subject to potential charge-back resulting from subscriber cancellations with twelve months from activation or conversion, and accordingly was recorded as deferred revenue. We recognize the deferred revenue as the right of cancellation expires over a sixteen-month period. During the six months ended June 30, 2001, we recognized $5.4 million of the previously deferred revenue.

     We recognized revenue of $5.1 million of Premise Networking, Staffing and Other revenue for the six months ended June 30, 2001, as compared to $1.7 million for the same period in fiscal 2000, an increase of $3.4 million. This increase comes primarily as a result of the acquisition of TeleCore and Service Cable during fiscal 2000.

     COST OF REVENUES. Cost of revenues for the six months ended June 30, 2001 was $78.5 million, an increase of $12.4 million, as compared to cost of revenues of $66.1 million for the six months ended July 1, 2000. This increase in cost of revenues directly relates to the increased revenue discussed above, and our recent acquisitions and increased demand for our services. This increase, however, includes the direct effects of the restructuring plan implemented during the three months ended June 30, 2001. See "Note 5 -- Item 1. Financial Statements," regarding the restructuring plan.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the six months ended June 30, 2001 were $14.2 million, an increase of $3.0 million, or 27% as compared to $11.2 million for the six months ended July 1, 2000. This increase comes partially as a result of the acquisitions that occurred during 2000. In addition, provisions for doubtful accounts amounted to $1.5 million, and special compensation charges amounted to $0.4 million for the six months ended June 30, 2001. The increased provision for doubtful accounts relates to the delinquencies and bankruptcies or pending bankruptcies associated with certain of our DSL and staffing customers, and the overall extension our client's payment cycles.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for the six months ended June 30, 2001 was $11.2 million, an increase of $7.2 million, as compared to depreciation and amortization expense of $4.0 million for the same period in 2000. The increase reflects additional depreciation resulting from capital expenditures incurred in the ordinary course of business and assets acquired in the acquisitions completed in 2000. As discussed in greater detail in Viasource's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, we incurred an impairment loss on intangible assets and related goodwill of $52.9 million during the three months ended December 30, 2000. If we had not recorded the impairment loss, goodwill amortization for the six months ended June 30, 2001 would have been approximately $2.8 million higher.

     RESTRUCTURING CHARGE. For the six months ended June 30, 2001, we recognized a restructuring charge of $6.7 million that came as a direct result of the restructuring plan that was announced in early May and executed during the course of the three months ended June 30, 2001. The plan generally included the reduction of divisional and regional offices, and the consolidation of certain business functions within the Company. See "Note 5 -- Item 1. Financial Statements," for more information.

     IMPAIRMENT LOSS ON INTANGIBLE ASSETS AND GOODWILL. For the six months ended June 30, 2001, we recorded an impairment loss on intangible assets and goodwill of $12.6 million. The impairment loss on intangible assets and goodwill is comprised of $10.6 million of goodwill and $1.5 million related to the DSL installations and staffing customer relationships that are not continuing and accordingly, are no longer available for use. We also recognized a $0.7 million impairment loss to write-down the trained workforce intangible asset to fair value. The impairment of the trained workforce was triggered due to termination of an additional 82% of the acquired workforce during the six months ended June 30, 2001. The fair value of the trained workforce was determined based upon a cost approach valuation technique that considers time, materials and facilities that were required to develop the intangible asset.

     OPERATING LOSS. For the six months ended June 30, 2001, we recognized an operating loss of $29.6 million, as compared to an operating loss of $6.8 million for the same period in fiscal 2000. Included in the operating loss for the six months ended June 30, 2001 are $6.7 million and $12.6 million of restructuring charges and impairment loss on intangible assets and goodwill, respectively. If the restructuring charge and the impairment loss on intangible assets and goodwill had not been recorded, the operating loss for the three months ended June 30, 2001 would have been $10.6 million.

     Operating income from Cable was $0.8 million for the six months ended June 30, 2001 as compared to operating income of $1.9 million for the same period in fiscal 2000. Telephony and Internet operating loss was $8.7 million for the six months ended June 30, 2001 as compared to operating income of $0.3 million for the six months ended July 1, 2000. Operating income from Satellite and Wireless was $5.1 million for the six months ended June 30, 2001 as compared to an operating loss of $3.8 million for the same period in fiscal 2000, representing an increase of $8.9 million. Premise Networking, Staffing and Other segments resulted in an operating loss of $8.8 million, as compared to operating income of $0.3 million for the six months ended July 1, 2000.

     INTEREST EXPENSE. For the six months ended June 30, 2001, interest expense was $3.0 million, an increase of $1.2 million as compared to interest expense of $1.8 million for the same period in fiscal 2000. The increased interest expense was due to higher debt levels incurred in connection with the fiscal 2000 acquisitions and the amortization of financing transaction costs and fees.

     INCOME TAX PROVISION. We did not incur a provision for income taxes for the six months ended June 30, 2001 due to an offsetting increase in our valuation allowance, which totaled $19.4 million. Realization of the future tax benefits related to deferred tax assets is dependent on many factors, including the Company's ability to generate future taxable income. Management has considered these factors in reaching its conclusions as to the need for a valuation allowance for financial reporting purposes. For the same period last year, we incurred no income tax benefit or provision.

     NET LOSS. We recognized a net loss of $32.6 million for the six months ended June 30, 2001, as compared to a net loss of $8.6 million for the same period in fiscal 2000. The six months ended June 30, 2001 net loss was partially related to the restructuring charge and impairment loss on intangible assets and goodwill of $6.7 million and $12.6 million, respectively.

     EBITDA. For the six months ended June 30, 2001, EBITDA was $1.0 million, an increase of $3.8 million, as compared to a negative EBITDA of $2.8 million for the same period in fiscal 2000. This resulting increase came despite the decrease in the overall revenue base and was substantially due to the effects of the restructuring plan as outlined fully in "Note 5 -- Item 1. Financial Statements."

LIQUIDITY AND CAPITAL RESOURCES

     We have funded our working capital requirements, capital expenditures and acquisitions to date through a combination of internally generated funds, operating and capital lease financing arrangements, long-term revolving credit and term note facilities, private equity contributions and the proceeds from our initial public offering. We intend to continue to finance these expenditures through internally generated funds, and, to the extent available, long-term credit facilities and equity financings. As of June 30, 2001, we had an accumulated deficit of $107.5 million and cash and cash equivalents of $1.8 million.

     For the six months ended June 30, 2001, net cash used in operating activities was $8.0 million. The net cash used in operating activities related to a net loss of $32.6 million, partially offset by non-cash charges of $12.6 million for impairment loss on intangible assets and goodwill, $11.2 million for depreciation and amortization and $0.9 million of other non-cash charges. After excluding those particular non-cash charges, we used $8.8 million to fund our operations. Net cash used in operating activities was $0.8 million for the six months ended July 1, 2000, which consisted of a net loss of $8.6 million, offset by depreciation and amortization charges of $4.0 million.

     Our cash flow from operations was negatively impacted by a lengthening of our accounts receivable collections cycle, as our days sales outstanding has risen from 59 days at the end of fiscal 2000 to approximately 75 days outstanding at June 30, 2001. We believe this comes not a result of a decline of the overall credit worthiness of our client-base, except for those clients experiencing financial difficulty in the DSL and staffing sector, but rather an overall extension of our client's payment cycles. As a result of our longer accounts receivable collection cycle, we have lengthened the payment period for purchased materials, equipment and tools and other services provided to us by our vendors and suppliers. The continued deterioration in our receivable collection and vendor payable cycles, will have a material adverse effect on our future operating results and financial condition.

     For the six months ended June 30, 2001, net cash used in investing activities for capital expenditures was $4.5 million as compared to $3.8 million for the same period in fiscal 2000. We believe that the capital expended during the first six months in fiscal 2001 has, in effect, primarily funded the capital expenditure requirements for the next three to six months. In addition, we invested $1.0 million in implementing our financial and management operating systems.

     We disclosed in the three months ended March 31, 2001 our intention to implement a workforce automation software platform during the latter part of fiscal 2001. Subsequent to this, we have postponed such plans for fiscal 2001 due to the fact that the project was contingent upon the Company securing adequate financing, which to date has not been material enough to warrant investment in this project.

     During the three months ended June 30, 2001, we issued $2.76 million in standby letters of credit issued as collateral to our insurance carrier as part of a self-insurance program. Of the standby letters of credit issued, $1.76 million was funded with our senior lender as a reduction in availability under our revolving credit facility and $1.0 million was funded with our commercial bank supported by a certificate of deposit. The total collateral requirement of our self-insurance program is $4.8 million. In August 2001, we completed the remaining collateral requirement by increasing the letter of credit funded with our commercial bank and the related the certificate of deposit by $2.04 million.

     For the six months ended June 30, 2001, net cash provided by financing activities was $1.6 million, which consisted of additional borrowings of $3.2 million on our revolving credit facility, partially offset by payments on our term note facility and capital lease obligations of $1.6 million. For the same period in fiscal 2000, net cash provided by financing activities amounted to $8.1 million.

     On June 25, 2001, we failed to make a scheduled mandatory prepayment in the amount of $468,750 (the "June Term Loan Payment"), as required by the Credit Agreement. On June 29, 2001, our senior lender agreed to refrain, until July 16, 2001, from exercising any rights or remedies available under the Credit Agreement by virtue of Viasource's failure to make the June Term Loan Payment on a timely basis. On July 5, 2001, we entered into Amendment No. 7 to the Credit Agreement, which, among other things, reset the due date of the June Term Loan Payment to August 15, 2001. On August 3, 2001, we entered into the Second Amended Credit Agreement with our senior lender and the other lenders named therein. The Second Amended Credit Agreement, among other things, reset the due date of the June Term Loan Payment to October 15, 2001. For a complete description of these matters, see our Current Reports on Form 8-K filed on each of July 13, 2001 and August 8, 2001.

     As of June 30, 2001, we had fully utilized our borrowing availability under the then current revolving credit facility. Pursuant to Amendment No. 7 to our Credit Agreement, the senior lender committed to extend an additional $2.0 million in available credit under the revolving credit facility, of which $1.9 million was advanced to us on July 6, 2001. The Second Amended Credit Agreement provides for an $18,950,000 aggregate revolving loan commitment, subject to availability calculation based on Eligible Accounts receivables. On August 3, 2001, the outstanding balance under the revolving credit facility was $18,441,774.

     We have outstanding approximately $23.1 million of subordinated notes issued to shareholders in our fiscal 2000 acquisitions of TeleCore, Excalibur and Service Cable. The notes payable to former stockholders have stated maturity dates in November 2001, however, all of these notes are subordinate to the Company's senior lender term note and revolving credit facility and all principal and interest payments are contingent upon the repayment of our senior lender's term note and revolving credit facility. As a result, the subordinated notes and related accrued interest are classified as long term debt in the accompanying unaudited Consolidated Balance Sheets.

     During the three months ended June 30, 2001, we implemented our restructuring plan that became part of our overall strategy to improve our financial condition. The plan generally included the reduction of divisional and regional offices, and the consolidation of certain business functions within Viasource. As a result of the plan, we recorded a restructuring charge of $6.7 million, a portion of which is a cash obligation of Viasource going forward totaling an estimate of $1.4 million for the six months ending December 29, 2001, and an estimated $1.1 million for 2002.

     In addition, we have contracted with Cloyses Partners and Ernst & Young Capital Advisors, LLC through September 30, 2001, to assist with further restructuring efforts. Related fees, payable by us on 20-30 day terms, will be approximately $150,000 per month, plus all out-of-pocket travel expenses. The retention of Cloyses Partners comes as a direct result of the Forbearance Agreement executed with our senior lender. The engagement of Cloyses Partners and Ernst & Young Capital Advisors, LLC may be extended by mutual agreement between our senior lender and us.

     Although we have increased our capital resources by $4.5 million since June 30, 2001 (consisting of the $2.05 million in net proceeds from the private placement of Term B Convertible Notes and the $2.45 million in increased availability under our revolving credit facility), we estimate that, unless we are able to raise additional capital or are able to significantly reduce our accounts receivable collection cycle, our capital resources will likely sustain our operations only through the remainder of fiscal 2001, assuming that we continue to generate revenues and use cash at the same rates as during the three months ended June 30, 2001. In any event, our business will be adversely affected prior to the end of fiscal year 2001 if our revenue production and cash use experience of the three months ended June 30, 2001 does not continue during the six months ended December 31, 2001.

     Although our restructuring efforts have shown favorable results, as discussed above, we recognize that we will likely be required to raise additional capital to fund our future operations. Our ability to raise such capital in amounts and on terms which are satisfactory to us is uncertain, especially in light of the current market conditions. If we are unable to raise additional capital or are required to raise capital on terms and conditions that are less satisfactory, it could have a material adverse effect on our financial condition, which could result in additional operational restructuring and/or a sale or liquidation of Viasource.

     On July 23, 2001, we received a standard notice of delisting from the NASDAQ Stock Market, because of our common stock's failure to maintain a minimum criteria of continued listing on the NASDAQ National Market. We have scheduled an oral hearing on September 7, 2001 with NASDAQ Listing Qualifications Panel to appeal this decision and to seek continued listing. The delisting of our common stock will be stayed pending the outcome of this hearing. There are no assurances that our request for continued listing will be granted. A delisting could have a material adverse effect on our financial condition and inhibit our future capital raising efforts.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting For Derivative Instruments And Hedging Activities" ("SFAS 133"). SFAS 133, as amended, is effective for fiscal years beginning after June 15, 2000. SFAS 133 requires that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. Changes in derivative's fair value will be recognized in income unless specific hedge accounting criteria are met. We adopted SFAS 133, as amended, beginning December 31, 2000, and it did not have a material impact on our unaudited Consolidated Financial Statements, as we did not have any derivative financial instruments as of June 30, 2001.

     On June 30, 2001 the Financial Accounting Standards Board finalized and issued Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142").

     SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method, eliminating the pooling of interests method.

     SFAS 142, upon adoption, eliminates goodwill amortization over its estimated useful life. However, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value based test. Additionally, acquired intangible assets should be separately recognized if the benefit of the intangible asset can be sold, transferred, licensed, rented or exchanged regardless of the acquirer's intent to do so. Intangible assets with definitive lives will need to be amortized over their useful lives.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Our senior revolving credit facility and term note facility with our senior lender bear interest at floating rates. Accordingly, we are exposed to potential losses related to changes in interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. As of June 30, 2001, approximately 59% of our outstanding borrowings are exposed to interest rate risk. Assuming a 100 basis point increase in interest rates, based on our indebtedness outstanding on that date, our annual interest expense would increase by approximately $0.4 million.

                                    PART II.

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     On June 15, 2001, we were served with a complaint in the lawsuit captioned Konrad Eric Poth v. Viasource Communications, Inc. The lawsuit, which was brought in the United States District Court for the Eastern Division of Virginia, makes breach of contract claims for unspecific damages in connection with our June 1, 2000 merger with Excalibur. We believe that these claims are without merit and intend to vigorously defend against this lawsuit.

     In addition, on July 20, 2001, we were served with a complaint in the lawsuit captioned John M. Clarey and Christy Clarey v. Viasource Communications, Inc. The lawsuit, which was brought to the Superior Court of the State of California, County of Orange, makes breach of contract and certain equitable claim for unspecified damages in connection with our June 1, 2001 merger with TeleCore. We believe that these claims are without merit and intend to vigorously defend this lawsuit.

     We occasionally are a party to legal proceedings incidental to our ordinary business operations. We are not currently party to any pending legal proceedings that we believe will have a material adverse effect on our business, financial condition or results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     (a.)   None
     (b.)   None
     (c.)   None
     (d.)   None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     On June 25, 2001, we failed to make a scheduled mandatory prepayment in the amount of $468,750 (the "June Term Loan Payment"), as required by the Amended and Restated Credit Agreement dated as of March 10, 2000, by and among our senior lender and us (as amended, restated, supplemented or otherwise modified from time to time, the "Credit Agreement"). On June 29, 2001, our senior lender agreed to refrain, until July 16, 2001, from exercising any rights or remedies available under the Credit Agreement by virtue of our failure to make the June Term Loan Payment on a timely basis. On July 5, 2001, we entered into Amendment No. 7 to the Credit Agreement, which, among other things, deferred the due date of the June Term Loan Payment to August 15, 2001. On August 3, 2001, we entered into the Second Amended and Restated Credit Agreement with our senior lender and the other lenders named therein (the "Second Amended Credit Agreement"). The Second Amended Credit Agreement, among other things, deferred the due date of the June Term Loan Payment to September 25, 2001. For a complete description of these matters, see our Current Reports on Form 8-K filed on each of July 13, 2001 and August 8, 2001.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Our Annual Meeting of Shareholders was held on June 14, 2001 in Fort Lauderdale, Florida. The following proposals were voted upon by our shareholders.

Proposal 1. Election of Directors

     Our three Class 1 directors, whose terms expired at the 2001 Annual Meeting, were nominated and re-elected. The tabulation of the results of the voting is as follows:

         Name                            Votes for               Votes Withheld
         ----                            ---------               --------------

         Randall L.  Lunn                27,925,068                     65,094
         Bruce A. Nassau, Ph.D.          27,907,302                     82,860
         Roy D. Tartaglia                27,928,968                     61,194

Proposal 2. Amendment of the Viasource 2000 Stock Option Plan

     The Viasource 2000 Stock Option Plan was amended at the 2001 Annual Meeting to increase by 2,000,000 shares the number of shares of Viasource common stock, no par value per share, which are issuable upon the exercise of stock options granted or to be granted under the 2000 Stock Option Plan. The tabulation of the results of the voting is as follows:

     For:  23,698,158    Against:  1,105,628    Withheld or Abstained: 3,186,376


Proposal 3: Ratification of Auditors

     The appointment of Arthur Andersen LLP, as our independent auditor for the fiscal year ending December 29, 2001, was ratified at the 2001 Annual Meeting. The tabulation of the results of the voting is as follows:

     For:  27,967,111    Against:  19,894       Withheld or Abstained: 3,157


ITEM 5. OTHER INFORMATION

     On July 27, 2001, Ron Cooper tendered his resignation from our Board of Directors, effective August 3, 2001. Mr. Cooper indicated in his letter of resignation that he was resigning to devote his attention to his other business interests.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits

           Exhibit 10.1 License and Support and Maintenance Agreement, effective March 31, 2001, by and between ViryaNet, Inc. and Viasource Communications, Inc.

           Exhibit 10.2 Amendment No. 6 dated May 31, 2001, to the Amended and Restated Credit Agreement between General Electric Capital Corporation and Viasource Communications, Inc.

           Exhibit 10.3 Amended and Restated Service Agreement, dated as of June 12, 2001, by and between Viasource
                          Communications, Inc. and Gateway Companies, Inc.

           Exhibit 10.4 Amendment to Service Agreement, dated as of June 29, 2001, between Viasource Communications, Inc. and Gateway Companies, Inc.

           Exhibit 10.5 Common Stock Warrant, dated June 29, 2001, issued by Viasource Communications, Inc. to General Electric Capital Corporation.

           Exhibit 10.6 Common Stock Warrant, dated June 29, 2001, issued by Viasource Communications, Inc. to Gateway Companies, Inc.

      (b) No reports on Form 8-K were filed by us during the three months ended June 30, 2001. Subsequent to June 30, 2001, however, we filed Current Reports on Form 8-K on July 13, 2001, July 25, 2001 and
           August 8, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                       VIASOURCE COMMUNICATIONS, INC.


Date:  August 20, 2001                 By: /s/ Craig A. Russey
                                           -------------------------------------
                                           Craig A. Russey
                                           President and Chief Executive Officer
                                           (President and Director, Principal
                                           Executive Officer)


Date:  August 20, 2001                 By: /s/ Douglas J. Betlach
                                           -------------------------------------
                                           Douglas J. Betlach
                                           Executive Vice President, Chief
                                           Financial Officer, Treasurer and
                                           Secretary (Principal Financial and
                                           Accounting Officer)